Form 10QSB
period 2007-03-31
Life Exchange Inc
filed 2007-05-14
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2007.

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from _____________ to _____________

Commission file number: 0-50993

Life Exchange, Inc.
(Name of small business issuer in its charter)

Nevada	20-2602277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Biscayne Boulevard, Suite 2102, Miami, FL 33137
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (866) 907-9766

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 176,715,000 shares of common stock as of March 31, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Forward-Looking Statements

Certain sections of this Quarterly Report discuss matters that are not historical facts, but expressions of management’s expectations, estimates, projections and assumptions, are “forward-looking statements.” Words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, plans, projections, earnings, product performance, cash flows, contracts, potential market, commercial viability of our technology, production and investment returns. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;
•	Changing priorities in the regulatory environment;
•	The ability of the Company to secure contracts for its products and services;
•	The ability to protect our proprietary technology; and
•	The ability to raise sufficient capital to successfully commercialize our technology.

All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The Company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIFE EXCHANGE, INC.
BALANCE SHEET
(Unaudited)

March 31,
2007
ASSETS

CURRENT ASSETS
Cash	$879
Accounts receivables	30,773
Prepaid expenses	4,990
TOTAL CURRENT ASSETS	36,642

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	12,969
OTHER ASSETS, NET	13,593

TOTAL ASSETS	$63,204

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$24,929
Accrued payroll, related taxes and interest	78,163
Note payable - current portion	-
Other current liabilities	-
TOTAL CURRENT LIABILITIES	103,092

NOTE PAYABLE	310,000

TOTAL LIABILITIES	413,092

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares. No shares Issued and outstanding	-
Common stock $.001 par value
Authorized 250,000,00 shares. Issued and outstanding
176,715,000 shares	176,715
Additional paid-in capital	185,764
Accumulated deficit	(712,367)
TOTAL SHAREHOLDERS' DEFICIT	(349,888)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$63,204

LIFE EXCHANGE, INC.
STATEMENTS OF REVENUE AND EXPENSE
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

NET REVENUE	$11,035	$-	$143,957	$2,400

COSTS AND EXPENSES
Cost of net revenue
Product development	-	16,804	13,213	54,663
Internet hosting	5,903	1,910	17,547	2,053
Other costs of net revenue	3,874	180	10,609	381
	9,777	18,894	41,369	57,097
Costs of sales and marketing
Travel and entertainment	4,840	1,464	18,606	18,563
Telephone and communication	2,689	823	6,742	7,738
Dues, subscriptions and memberships	1,995	150	9,371	150
Other costs of sales and marketing	2,342	175	3,353	1,194
	11,866	2,612	38,072	27,645
Costs of administration
Legal and professional fees	49,208	47,271	102,998	72,067
Payroll expenses	62,648	-	176,161	26,435
Office expenses	12,357	204	52,080	12,798
Insurance	844	-	37,584	-
Other cost of administration	55,018	1,355	59,625	7,819
	180,075	48,830	428,448	119,119

TOTAL COSTS AND EXPENSES	201,718	70,336	507,889	203,861

OPERATING INCOME (LOSS)	(190,683)	(70,336)	(363,932)	(201,461)

OTHER INCOME
Refunds received and other fees	1,550	-	14,850	-
Interest income	-	5	750	5
Interest expense	(5,426)	-	(15,724)	-

NET INCOME (LOSS)	$(194,559)	$(70,331)	$(364,056)	$(201,456)

Weighted Average Shares Outstanding	176,715,000	157,881,667	176,715,000	133,572,664

Basic and Fully Diluted Net Income (Loss) Per Share	$(0.001)	$(0.000)	$(0.002)	$(0.002)

LIFE EXCHANGE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Nine Months Ended March 31, 2007
(Unaudited)

	Common Stock		Additional	Accumulated	Shareholder's
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2006	176,715,000	$176,715	$185,764	$(348,311)	$14,168

Net Loss	-		-	(364,056)	(364,056)

BALANCE AT MARCH 31, 2007	176,715,000	$176,715	$185,764	$(712,367)	$(349,888)

LIFE EXCHANGE, INC.
STATEMENTS OF CHANGES IN CASH FLOW
(Unaudited)
	Nine Months Ended March 31,
	2007	2006

Cash Flows From Operating Activities:
NET LOSS	$(364,056)	$(201,456)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	7,115	-
Amortization of intangible assets	500	167
Changes in operating assets and liabilities:
Trade accounts receivable	(30,772)	-
Prepaid expenses	(60)	-
Trade accounts payable	13,631	-
Accrued payroll and related taxes	70,242	-
Other current liabilities	-	-
Net cash used in operating activities	(303,401)	(201,289)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(4,197)	-
Costs of patent	-	(10,000)
Security deposits given	-	(2,010)
Net cash used in investing activities	(4,197)	(12,010)

Cash Flow From Financing Activities:
Loan proceeds	310,000	-
Capital investment	-	362,479
Net cash provided by investing activities	310,000	362,479

NET (DECREASE) INCREASE IN CASH AND EQUIVILANTS	2,402	149,180
Cash and cash equiviliants at beginning of the period	(1,523)	-

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$879	$149,180

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH AND FINANCING ACTIVITIES
None

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2007.

Company Background - On January 19, 2005 (“date of inception”), Life-Exchange, Inc. (“Life-Exchange” or “Nominal Acquiree”) was organized under the laws of the State of Delaware as a corporation. Life-Exchange was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of secondary life insurance. Operations commenced on July 1, 2005.

On December 22, 2005, an Agreement for the Exchange of Common Stock (“Stock Exchange”) was entered into between:

•	Life Exchange, Inc. (“The Company” or “Nominal Acquirer”), a Nevada corporation formerly known as Technology Enterprises,

•	Vantage Group, Ltd. (“Vantage”) a Delaware corporation and accredited investor as defined in rule 501 of Regulation D under the Securities Act of 1933, and

•	100% of the shareholders of Life Exchange (“Shareholders”).

The Stock Exchange agreement resulted in the acquisition of 100% of the issued and outstanding common shares of Life Exchange from its Shareholders in exchange for 120,000,000 shares of common stock of the Company. As a result of the Stock Exchange, Life-Exchange became a wholly owned subsidiary of the Company.

On January 29, 2006, the Company began to trade publicly under the name Life Exchange, Inc. (OTC pink sheets: LFXG.PK).

On March 8, 2006, the Company entered into a Stock Purchase Agreement (“Stock Purchase”) with Vantage, whereby Vantage acquired an additional 16.65% increasing their total investment to 24.98% of the Company’s then issued and outstanding common shares for $320,000.

On March 29, 2006, the Company entered into An Agreement and Plan of Merger (“Merger”), whereby its wholly owned subsidiary, Life Exchange was merged into the Company.

In summary, the Stock Exchange, Stock Purchase and Merger agreements effectively consummate a reverse acquisition and merger with the following results;

•
Life-Exchange, Inc. a Delaware corporation, is the active corporation creating an online exchange platform. It is the Nominal Acquiree in this transaction. However, for financial reporting, it is considered to be the acquiring corporation since its original shareholders are the major shareholders of the resultant combined enterprise. Life Exchange was merged into the Company.

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

•
Life-Exchange, Inc. a Nevada corporation formerly known as Technology Enterprises, adopted the name of the Nominal Acquiree in connection with this transaction. It was a dormant public entity and the Nominal Acquirer in this transaction. However, for financial reporting purposes, it is considered to be the acquired corporation.

Going Concern - As shown in the accompanying financial statements, during the three months ended March 31, 2007 (Q3 2007), the Company continued its efforts to commercialize its online exchange platform and consequently recorded revenue of $11,035. However, it had accumulated losses of $364,056 during its nine months end March 31, 2007 (YTD 2007), representing primarily product development, salaries and professional fees associated with operating its online exchange platform and establishing the business relationships necessary to support its product launch. March 31, 2007 indicated a net shareholders’ deficit of $349,888 and a net working capital deficit of $66,450. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital, seek debt financing in addition to the $300,000 loan obtained during the first quarter of fiscal 2007 and to form strategic relationships and alliances in order to continue the commercialization of its online exchange platform in an effort to generate positive cash flow. Until its online exchange platform becomes commercially viable, and generate sufficient revenues, the Company must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain its operations. However, there can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, which states that revenue is realized and earned when all of the following criteria are met: (a) persuasive evidence of the arrangement exists, (b) delivery has occurred or services have been rendered, (c) the seller’s price to the buyer is fixed and determinable and (d) collectibility is reasonably assured.

The Company’s accounting policy for revenue recognition will have a substantial impact on its reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management. The Company will recognize revenue when substantially all the risks and rewards of life settlement transactions have transferred (will transfer) from the seller to the buyer. A life settlement transaction is defined by the Company as “the sale of an in-force life insurance policy that is issued on the life of a person that is not considered terminally ill, for a lump sum amount; the amount is more than the cash surrender value of the policy but less than the face value of the policy”. Revenue associated with life settlement transactions will be recognized when title (ownership) passes to the customer (purchaser), either immediately or within a fixed time schedule that is reasonable and customary in the industry.

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

In addition to settlement transactions, the Company also recognizes revenue from distributing industry related news and information; annual license fees and setup fees. All these fees are non-refundable and earned upon delivery of the related service.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Maintenance and repair costs are expensed as incurred.

Income Tax Benefit - The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

Product Development Costs - Product and development costs consist of the costs to develop and operate the online exchange platform’s web based application and transaction database and are expensed as incurred.

Fair Value of Financial Instruments - Cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, as reflected in the financial statements, approximate fair value because of the short-term maturity of these instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates arte subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Impairment of Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2007 the Company believes that there has been no impairment of its long-lived assets.

Research and Development Costs - Research and development costs are expensed as incurred.

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Loss Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Comprehensive Income (Loss) - The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Segment Reporting - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments.

Recent Accounting Pronouncements -

Inventory Cost

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29.” (SFAS 153) The amendments made by SFAS 153 eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

Non-monetary Exchange

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29.” (SFAS 153) The amendments made by SFAS 153 eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have a material impact on the Company’s financial statements.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective no later than December 31, 2005. FIN 47 did not impact the Company.

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. The Company believes that the adoption of SFAS 154 will not have a material impact on its financial statements.

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" (SFAS 123(R)). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of January 1, 2006. The adoption of this new accounting pronouncement did not expected to have a material impact on the financial statements of the Company.

NOTE B - LONG TERM NOTE PAYABLE - RELATED PARTIES

On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing. The terms of the note provide for 7% interest payable quarterly. The quarterly interest installments due September 30, 2006 and December 31, 2006 were waived. The note is unsecured and was retroactively amended to mature on July 7, 2007. The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows:

The Holder of this Note is entitled, at its option, to convert the principal amount of this Note or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) subject to the following conditions:

•
If the Company generates revenue of at least $250,000 per month during the month ended December 31, 2006, the Note shall be converted into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $1.50 (the “Conversion Price”) or (ii) two times the average of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion (the “Variable Conversion Price”);

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE B - LONG TERM NOTE PAYABLE - RELATED PARTIES (Cont’d)

•
If the Company generates average monthly revenue of at least $500,000 per month during the month ended December 31, 2006, the Note shall be converted into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the Conversion Price, or (ii) three times the Variable Conversion Price.

NOTE C - PROPERTY and EQUIPMENT

Property, Equipment and Improvements at March 31, 2007 consisted of:

Description	Amount	Life

Office Equipment	$10,894	4 yrs
Furniture & Fixtures	2,085	7 yrs
Leasehold Improvements	5,775	1 yr
Vehicles	2,123	3 yrs

	20,877
Less: Accumulated Depreciation	(7,908)

	$12,969

Depreciation expense for the three and nine months ended March 31, 2007 was $2,370 and $7,115, respectively and for the three and nine months ended March 31, 2006 was $0 and $1,227, respectively.

NOTE D - OTHER ASSETS

Description	March 31, 2007

Patent costs, net of amortization of $1,167	$8,833
Lease security deposits	4,760

$13,593

Patent costs consist of accumulated legal costs associated with a patent application covering the exchange platform concept and associated technology. On March 29, 2006 David Dorr (“Dorr”), the chief executive officer of Life Exchange and primary developer of the online exchange platform concept, entered into an Assignment by Inventor agreement whereby the ownership of the patent application and associated intellectual property rights were transferred to the Company. Prior to the transfer, the Company had operated under a license agreement with Dorr to pursue the development and utilization of the online exchange platform.

LIFE EXCHANGE, INC.
Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

NOTE E - SUBSEQUENT EVENTS

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing. The terms of the note provide for 7% interest payable quarterly. The note is unsecured and matures on April 30, 2008, which may be extended to April 30, 2009 at the option of the holder. The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows. The note may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Corporate History

Life Exchange, Inc. (“we”, “us”, “Life Exchange”, “LEI” or “Company”) was incorporated in Delaware in January 2005 to develop technology related to a computerized auction process that efficiently facilitates the business-to-business sale of life insurance policies in a secondary market (hereinafter referred to as “Life Settlement Transactions”).

On December 22, 2005, pursuant to that certain Agreement for the Exchange of Common Stock by and among (a) Life Exchange, Inc. a Nevada corporation f/k/a Technology Enterprises, (the “Issuer”), (b) all of the shareholders of Life Exchange, Inc., a Delaware corporation (the “Shareholders”), and (c) the Vantage Group Ltd., a Delaware corporation (“Vantage”), the Issuer issued to the Shareholders 120 million shares of its common stock in exchange for 100% of the outstanding shares of common stock of Life Exchange, Inc. (Delaware) such that Life Exchange, Inc. (Delaware) became a wholly-owned subsidiary of Life Exchange, Inc. (Nevada Issuer).

On March 8, 2006, pursuant to that certain Stock Purchase Agreement between Life Exchange, Inc. (Nevada Parent) and Vantage, Vantage acquired approximately 25% of the capital stock of Life Exchange, Inc. (Nevada Parent) in exchange for $320,000.

On March 29, 2006, pursuant to the Nevada and Delaware short-form merger rules Life Exchange, Inc. (Delaware subsidiary) merged with and into Life Exchange, Inc. (Nevada Parent), the surviving corporation.

On March 31, 2006, founder David Dorr, assigned to Life Exchange, Inc. all his right title and interest to a Patent Application that had been filed with the U.S. Patent office on July 21, 2004, patent Application No. 10/895112.

On April 20, 2006, Life-Exchange launched version 1.0 of its web-based exchange platform to the public and as of July 1, 2006, clients of Life-Exchange had registered in excess of $500,000,000 worth of potential deal-flow onto Life-Exchange.

On July 7, 2006, Life Exchange entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing. The note: (a) is unsecured, (b) provides for 7% interest payable quarterly, (c) matures on July 7, 2007, and (d) is convertible into shares of the common stock of Life Exchange. The conversion option is triggered if:

•
Life Exchange attains revenue of no less than $250,000 for the month ended December 31, 2006. In such case, the Note may be converted into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $1.50 (the “Conversion Price”) or (ii) two times the average of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion (the “Variable Conversion Price”).

•
If Life Exchange generates monthly revenue of no less than $500,000 for the month ended December 31, 2006, the Note shall be converted into shares of the Company’s common stock at a conversion price equal to the lesser of (i) the Conversion Price, or (ii) three times the Variable Conversion Price.

The Viatical and Life Settlement Industry

A Viatical and/or Life Settlement (herein referred to as a “Life Settlement”) is the sale to a third party of an existing life insurance policy for more than its cash surrender value but less than its net death benefit. The insurance industry generally uses the term Viatical Settlement to refer to a transaction involving the terminally or chronically ill insured and the term Life Settlement to refer to a transaction involving an insured who is not terminally or chronically ill, but generally over the age of sixty five (65).

The U.S. secondary market for life insurance policies has experienced phenomenal growth over the past several years. While some $50 million in policy face value was the subject of life settlements in 1990, according to some estimates that figure rose to approximately $3 billion in the late 1990’s. According to public filings, we estimate that the total face value of viatical and life settlement transactions completed during 2005 was approximately $8.0 billion. Public estimates for the face value of transactions to be conducted in 2006 range between $9 and $14 billion. While the dollar volume of the life settlement industry is significant, the number of industry participants is not. At present, there are approximately 35 institutional buyers and 50 major brokers representing sellers of life settlement policies in the U.S. Indeed, it is the unique size of this marketplace which makes it possible for Life-Exchange to potentially capture the majority of all transactions between buyers and sellers.

Life settlement buyers, also known as “providers”, purchase policies from policyholders for immediate cash settlement. Once a provider acquires a policy, the providers continue to pay the policy premiums until the death of the insured, at which time they collect the policy’s proceeds. Some life settlement providers negotiate directly with policyholders, but the majority of Life Settlement transactions are conducted through a life settlement broker. Most states require providers to be licensed in the states in which they purchase policies. Many providers are well-financed by large institutional investors. Not only does this institutional backing provide a secure funding source for secondary market transactions, but it also provides the highest degree of consumer protection with regard to privacy and confidentiality.

Life settlement sellers, also known as “brokers”, act on behalf of the policyholders in order to secure the highest price from the sale of the policyholder’s life insurance policy. Life settlement brokers work with the insured, the policy owner, their life insurance agents, and/or financial planners. In an attempt to secure the highest price for a policyholder, brokers will typically present a life insurance policy to multiple providers. Brokers are required to collect and prepare critical policy information and medical records on the insured for use in evaluating the value a policyholder’s life insurance policy.

An important industry group is the Life Insurance Settlement Association (LISA). This industry association promotes self-regulation of the industry, and advises and recommends regulations to governing bodies. They also lobby for new laws and regulations to help protect the consumer and keep fraud out of the industry.

Our Products and Services

Life-Exchange is an Internet-based, business-to-business exchange for the life settlement industry. By providing a secure, feature rich, electronic trading platform specifically designed for life settlements, Life-Exchange addresses many of the inefficiencies and difficulties currently facing the industry.

Licensed brokers, on behalf of their clients, register and submit to Life-Exchange information and documentation on life insurance policies which they are seeking to sell. Life-Exchange provides brokers a means by which to shop their client’s policies to the entire community of buyers and sell them to the highest bidder. Our automated listing and auction processes encourage bidding on policies as it allows more buyers into the marketplace, and thus, Life-Exchange helps to create greater value for policy owners.

On the buy side of the transaction process, licensed providers register and list the criteria that they use in evaluating the feasibility of purchasing life insurance policies through Life-Exchange. Life-Exchange allows providers to significantly cut their operating costs by providing a means to sort and filter through thousands of policies in minutes - not months; and thus focus their resources on just those policies most appropriate to their needs.

After a policy has been registered and submitted to auction on Life-Exchange, the policy enters a preview period which allows all potential buyers the opportunity to underwrite the policy. After this preview period, the policy enters a live auction period where providers are able to bid against each other for the right to purchase the life insurance policy in a real-time, online auction.

At such time that a provider locates and successfully bids on a life insurance policy, the provider then negotiates and enters into a contract with the broker. We do not participate in said negotiation.

Fee Structure

The Life-Exchange business model is based on three primary revenue streams: (a) transaction fees, (b) listing fees, and (c) news distribution fees. The fee structure for each of these revenue streams is designed to provide both brokers (sellers) and providers (buyers) with a compelling cost justification to use Life-Exchange as their primary means to execute life settlement transactions.

Transaction Fees. We charge a non-commission based transaction fee to the provider (buyer) in accordance with the terms of the Provider Agreement. This Transaction fee is based on a percentage of the face amount of the life insurance policy purchased by the provider. This fee arrangement allows us to remain neutral and avoid being classified as a life settlement broker with a fiduciary responsibility to the policy owner. We do not represent or negotiate on behalf of the policy owners.

License Fees. In order to have access to the exchange, both brokers and providers are required to enter into a User Agreement and pay an annual license fee of $5000.00. This license fee includes access for up to 10 users. Additional users can be granted access to the system at a charge of $500.00 per additional user.

News Distribution Fees. The secondary life insurance market is a niche marketplace with a unique blend of participants. And while this marketplace is experiencing tremendous growth, it is still difficult to target the firms and individuals that are most active in it. To address this need, Life-Exchange maintains the industry’s largest database of influential readers focused on life settlements. In order to monetize this subscriber base, Life-Exchange provides a news distribution service. For a fee, Life-Exchange will distribute press releases to its subscriber base. The news distribution fee ranges from $500 to $2,000 depending on the specific nature of the press release.

The Life-Exchange Automation

While the majority of the life settlement industry is backed by technologically sophisticated, Fortune 500 financial institutions, the technological sophistication of the life settlement industry itself is antiquated and highly inefficient. The majority of policy transactions are labor-intensive, cumbersome and disorganized undertakings. There is significant duplication of work, inappropriate policy transactions, miscommunication and poor follow through. All of these factors contribute to an un-productive and un-equitable marketplace.

Life-Exchange automates and modernizes the life settlement industry by introducing buyers to sellers (and vice versa) in a virtual, online marketplace. Our features and functionality are specifically designed to improve regulatory compliance, increase customer value, reduce transaction costs, create new revenue models, and add efficiency to an inefficient market.

With our web-based document management features and scalable database, Life-Exchange greatly assists clients by removing the confusion caused by different employees making changes to the same documents and not communicating the changes explicitly. Brokers and providers have access to the correct documents, and the ability to make and communicate changes, 24/7 from anywhere via secure internet connection. Each client’s employee’s responsibilities and completed work can be tracked using the audit feature built in to Life-Exchange, ensuring accountability.

Of particular importance to our industry, is the fact that the transfer of medical information requires adherence to HIPAA compliance procedures. In order to ensure compliance with the laws regulating the transmission of medical information, especially in electronic format, Life-Exchange offers all members a secure hosting center to store, retrieve, and exchange medical data in a manner that maintains compliance with HIPAA and state regulations.

In addition to the above factors, there is a significant influx of institutional capital entering the life settlement industry and the pressure to place this capital continues to increase. Automating the Life-Settlement transaction process and allowing more buyers and sellers to transact business through a single, highly efficient electronic exchange will greatly improve value for both buyer and seller by bringing greater liquidity to the life settlement marketplace. Life settlement brokers benefit by having equal and greater access to potential buyers, ensuring their clients receive the highest bids for their policies while maintaining compliance with stringent state-by-state regulations. Providers benefit by having access to more suitable investment opportunities, and are thus able to place their capital more rapidly and with greater efficiently, thus increasing their internal rate of return.

OVERVIEW AND PLAN OF OPERATIONS

Life-Exchange operates two websites: www.life-exchange.com and www.life-exchange.net. Our business-to-business exchange application is located at www.life-exchange.net and access to this site is restricted to registered users. Life-Exchange.com is accessible to the general public and is designed as a portal for the life settlement community providing a broad range of services, resources and information specific to the life settlement industry, including news alerts, forums, industry-specific search capabilities, headlines and industry events.

As shown in the accompanying financial statements, we have just begun to commercialize our online exchange platform and consequently have not yet generated significant revenue. We accumulated losses of $364,056 during the nine months ended March 31, 2007, representing primarily product development, salaries and professional fees associated with creating our online exchange platform and establishing the business relationships necessary to consummate a product launch. As of March 31, 2007 we had net shareholders’ deficit of $349,888 and a net working capital deficit of $66,450.

As of March 31, 2007 we had cash and cash equivalents of $879. For the nine months ended March 31, 2007 our average monthly expenses were approximately $56,000. Accordingly, we will need to obtain outside debt and equity financing to continue operations until our revenue generation capability becomes fully commercialized. We believe that by subjecting ourselves to the reporting requirements of the Securities Exchange Act of 1934, although we will incur additional expenses, we will be able to attract our needed debt and equity financing.

We plan to raise equity capital, seek debt financing in addition to the $300,000 loan obtained during the first quarter of 2006 and to form strategic relationships and alliances in order to complete the commercialization of our online exchange platform in an effort to generate positive cash flow. Until our online exchange platform becomes fully commercially viable, we must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain its operations.

During the next 12 months, we intend to spend between $750,000 and $1,000,000 to hire additional staff and fund the establishment and expansion of our operations, although our ability to do so may depend on our ability to raise additional funds. The expansion of our operations will be primarily through further product development and intellectual property development and purchases.

PLAN OF OPERATIONS

The plan of operation for Life-Exchange over the next twelve months is to focus on the following key objectives:

•	Continue with our successful acquisition of new member clients
•	Launch version 2.0 of our web-based exchange application
•	Generate positive operating cash flows
•	Launch additional services which will increase our revenue streams

Sales & Marketing

Since the public launch of the Life-Exchange website on April 20, 2006, we have aggressively focused on acquiring as clients the top life settlement broker and provider companies in our industry. Management believes that the top 10 broker and top 10 provider firms transact in excess of 60% of all Life Settlement contracts. As of March 31, 2007, Life-Exchange has contracts with 5 life settlement broker firms, including two of the nation’s largest life settlement broker operations. At this time, Life-Exchange also has contracts with 11 of the top life settlement provider firms. With the recent completion and launch of its website, Life-Exchange’s management will be able to focus a greater amount of time and resources on sales and marketing efforts in order to acquire additional clients.

Over the next twelve months, management’s strategy is to continue with its sales and marketing strategy of focusing efforts on establishing a “footprint” nationally with the industries top tier firms.

Our primary marketing efforts will continue to include:

•	Taking advantage of our preeminent position within the Life Settlement industry to secure exclusive industry alliances thereby ensuring long term deal flow
•	Use our strong industry contacts within the broker and provider communities to promote the usage of Life-Exchange as an industry standard
•	Implement website features and functionality that create user retention
•	Continual development of products and services that anticipate the market’s evolution particularly in regards to the regulatory landscape
•	Enhancements and modifications to our website that differentiates our product and services by offering industry specific tools and functionality that will become and remain the industry standard

In addition to acquiring new life settlement broker and provider clients, Life-Exchange plans to pursue clients from the primary insurance sector such as broker dealers and General Agencies. These clients will be the future of the life settlement industry as they offer life settlement services directly to their captive life agents.

Research & Development

Life-Exchange has outsourced the development of its web application to Epiq Technologies of San Diego, California. Epiq Technologies was chosen after an exhaustive search for the most appropriate business-to-business exchange platform and software developer. Our web based application is based upon industry leading technology which has provided us with a common, secure, and scalable infrastructure for which to base future development. Our web application was publicly launched on April 20, 2006 and to date, our developer has delivered all milestones ahead of schedule and we expect this practice to continue.

Data transmitted between our clients and our Web servers is via the industry standard Secure Sockets Layer (SSL), which is a mechanism to secure Internet traffic so that it cannot be intercepted. Life-Exchange will continue to use and update its platform with the most advanced security measures available.

Over the next twelve months, Life-Exchange’s ongoing research and development will focus on modifications and enhancements to meet the changing needs of our users, as well as addressing regulatory issues encountered by the industry. This proactive approach towards customer satisfaction will include making certain that www.Life-Exchange.com continues to foster:

•	A customer-first approach
•	Superior and efficient execution of all web site functionality, processes, and procedures
•	Excellent, easy to access customer support services
•	Resources to serve both brokers and providers
•	A comprehensive range of products and services to ensure competitive advantage and to serve current and future customer needs
•	Fast, reliable, and accurate functionality
•	A highly credible site which offers private and secure transactions

Plant & Equipment

On June 1, 2006, we leased and relocated into new office facilities located in Miami, Florida. The lease expires on May 31, 2007 and provides for a minimum rental of $31,250 for the year. This new office space will more then adequately meet our facility requirements for the next 12 months.

With respect to equipment requirements, Life-Exchange uses a strategy of leasing all of its technological hardware and software requirements through industry leading vendors. As such, we expect no significant equipment purchases over the next 24 months.

Staffing

Life-Exchange operates around a core group of highly skilled individuals with an extensive knowledge and understanding of the life settlement industry. Besides a nominal administrative staff to support this core group, Life-Exchange will outsource all staffing activities not directly related to our core capabilities in the life settlement industry, including such activities as software development, marketing, investor relations, and compliance. Based on this outsourcing strategy, Life-Exchange anticipates no significant staffing level increases within the next twelve months.

Risk Factors

Described below are some of the risks that may materially or adversely affect or business, financial condition or results of operations.

Regulatory Risk. At least 36 states have now adopted some version of the model law promulgated by the National Association of Insurance Commissioners or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, require the filing and approval of viatical settlement agreements and disclosure statements, and describe the content of disclosures that must be made to potential viators, describe various periodic reporting requirements for viatical settlement companies and prohibit certain business practices deemed abusive.

In addition, some states and the Securities and Exchange Commission treat viatical and life settlements as securities under state and federal securities laws. Because of legal precedent relating to the structure of our transactions, we do not believe that the application of securities laws will have a material adverse effect on our operations, but cannot assure you that state regulators or private individuals will not file these types of actions in the future or that such actions would not have a material adverse effect on our business.

Market Acceptance Risk. We are operating in the viatical and life settlement markets. The viatical settlement market is approximately 15 years old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated somewhat. The life settlement market is less than a decade old. How and to what extent it will develop is uncertain. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. Any dramatic growth, however, will depend heavily upon the entry of institutional purchasers. Until a sufficient number of institutional purchasers commit to this industry and create a relatively stable demand, our financial performance during any period may be dramatically affected by the entry or departure from the market of one or more institutional providers.

Referral Risks. In the life settlement market, we rely primarily upon life settlement brokers to submit potential life settlement policies to us and upon life settlement providers to purchase life settlement policies from us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or providers and they are free to do business with our competitors. In addition, the pool of life settlement brokers and providers is relatively small, which can increase our reliance on our existing relationships.

Operational Risks. Our business model relies on efficient execution of operational strategies. Operational uncertainties can and will occur which could impact our financial performance and market viability. Further, our Company was formed in January 2005. As such, we have not engaged in a sufficient amount of consistent activity over a sustained period of time to establish an operating history in our current line of business. Since beginning operations in our current line of business, we have not been profitable, and we have limited financial results upon which you may judge our potential.

Financial Risks. Emerging technologies require substantial investments to develop, test and commercialize, to fund operations and cash flow requirements until such time the company achieves sustainable positive cash flow. There are no assurances that sufficient funding will be available to the Company.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $364,056 during the nine months ended March 31, 2007 and had a net deficiency in equity of $349,888 as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to complete the commercialization of its exchange platform in an effort to generate positive cash flow. Until its technologies become commercially viable, the Company must continue to rely upon equity infusions in order to provide adequate liquidity to sustain its operations.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three Months Ended March 31, 2007 (Q3 2007) Compared to Three Months Ended March 31, 2006 (Q3 2006)

Revenues Revenue increased $11,035 to $11,035 (Q3 2007) from $0 (Q3 2006). The bulk of this revenue is from transaction fees. The Company commenced commercial operations during the second quarter of its 2007 fiscal year.

Expenses Operating expenses increased $131,382 to $201,718 (Q3 2007) from $70,336 (Q3 2006). Operating expenses consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses including a write off resulting from a buyer’s funding source withdrawing their funding commitment. Operating expenses increased due primarily to payroll expense.

Net Loss Net loss increased $124,228 to a net loss of $194,559 (Q3 2007) from a net loss of $70,331 (Q3 2006). Net loss increased primarily as a result of commencing commercial operations resulting in increased payroll.

Nine Months Ended March 31, 2007 (YTD 2007) Compared to Nine Months Ended March 31, 2006 (YTD 2006)

Revenues Revenue increased $141,557 to $143,957 (YTD 2007) from $2,400 (YTD 2006). The bulk of this revenue is from transaction fees. The Company commenced commercial operations during the second quarter of its 2007 fiscal year.

Expenses Operating expenses increased $304,028 to $507,889 (YTD 2007) from $203,861 (YTD 2006). Operating expenses consisted of consulting fees and related expenses for executive personnel, professional fees and other general corporate expenses. Operating expenses increased due primarily to the increased payroll, purchase of insurance, office expense and increased legal and professional fees and a write off resulting from a buyer’s funding source withdrawing their funding commitment.

Net Loss Net loss increased $162,600 to a net loss of $364,056 (YTD 2007) from a net loss of $201,456 (YTD 2006). Net income increased primarily as a result of commencing commercial operations.

Liquidity and Capital Resources and Plan of Operations

The Company’s net working capital decreased $82,262 to a $66,450 deficit at March 31, 2007 from $15,812 June 30, 2006. The Company reported $879 in cash at March 31, 2007, which represents the remaining proceeds of the $300,000 loan received on July 7, 2006 from Vantage Group Ltd., a related company.

Although operational, the Company has yet to realize sufficient activity volume to fund its operational costs. As shown in the accompanying financial statements, the Company has incurred net losses from operations of $364,056 for the nine months ended March 31, 2007 and a shareholder’s net deficiency of $349,888, which includes $362,479 of contributed capital as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to continue to raise equity capital and seek strategic relationships and alliances in order to further enhance the commercialization of its exchange platform in an effort to generate positive cash flow. Until its technologies become commercially viable, the Company must continue to rely upon equity infusions in order to provide adequate liquidity to sustain its operations.

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing. The terms of the note provide for 7% interest payable quarterly. The note is unsecured and matures on April 30, 2008, which may be extended to April 30, 2009 at the option of the holder. The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

DESCRIPTION OF PROPERTY

Our executive offices are located at 2001 Biscayne Blvd., Suite 2102 Miami, Florida 33137. This office consists of 1,400 square feet and is leased for 12 months and expires June 15, 2007, at which point we will exercise our option to renew our lease for an additional 12 months.

We believe that our existing facilities are adequate for our needs for the foreseeable future and that if additional space is needed, it would be available on favorable terms at the same location.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date it carried out its evaluation. It was management’s assessment that the delay in filing this report was due primarily to the Company’s change in plans with respect to its business operations.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

none

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

none

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

none

ITEM 5.  OTHER INFORMATION

No reportable events occurred during the three months ended March 31, 2007

ITEM 6.  EXHIBITS.

Regulation S-B Number	Exhibit
2.1	Exchange Agreement dated December 22, 2005*
2.2	Agreement and Plan of Merger (Short Form Merger) dates March 29, 2006*
3.1	Articles of Incorporation of Life Exchange, Inc. Delaware dated January 20, 2005*
3.2	Amendment to Articles of Life Exchange, Inc. Delaware dated April 6, 2005*
3.3	Amended and Restated Articles of Incorporation of Life Exchange, Inc., Nevada, dated November 14, 2005*
3.4	By-Laws*
10.1	Stock Purchase Agreement dated March 8, 2006*
10.2	Assignment by Inventor dated March 31, 2006*
10.3	Form of Broker User Agreement**
10.4	Form of Provider User Agreement**
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

* Previously filed with the Company’s Form 10-SB filed on January 9, 2007

** Previously filed with the Company’s Amendment No. 1 to Form 10-SB filed on March 20, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE EXCHANGE, INC.

Date: May 14, 2007	By: /s/ David Dorr David Dorr, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Dorr David Dorr	Chief Executive Officer and Chairman (Principal Executive, Financial, and Accounting Officer)	May 14, 2007

/s/ Jean-Marc Golden Jean-Marc Golden	Chief Operating Officer and Director	May 14, 2007

/s/ Brian Dorr Brian Dorr	Secretary, Treasurer and Director	May 14, 2007