Form 10KSB
period 2007-06-30
Life Exchange Inc
filed 2007-10-02
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(mark one)

[x]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-50993

LIFE EXCHANGE, INC.
(name of small business issuer as specified in its charter)

Nevada	20-2602277
(State or other jurisdiction	(IRS Employee Identification No.)
of incorporation or organization)

2001 Biscayne Boulevard, Suite 2102, Miami, FL	33137
(Address of principal executive offices)	(zip code)

Issuer's telephone number: (866) 907-9766

Securities Registered under Section 12(b) of the Act:
 None

Securities Registered under Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [x] No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year - $172,206

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: September 27, 2007  ($.08) $1,897,200.

(Issuers Involved in Bankruptcy Proceedings During the past Five Years)

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes [  ] No  [  ]

(Applicable Only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 27, 2007 – 176,715,000 shares of common stock.

(Documents Incorporated by Reference)
None

Transitional Small Business Disclosure Format (Check One):   Yes [  ]   No [X]

Life Exchange, Inc.
Form 10-KSB

PART I

This annual report on Form 10-KSB contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-KSB, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 1.	Description of Business.

Overview and Corporate History

Life Exchange, Inc. (“we” “us” “Life Exchange” “LEI” or “Company”) was incorporated in Delaware in January 2005 to develop technology related to a computerized auction process that efficiently facilitates the business-to-business sale of life insurance policies in a secondary market (hereinafter referred to as “Life Settlement Transactions”).

Pursuant to that certain Agreement for the Exchange of Common Stock dated December 22, 2005 by and among: (a) Life Exchange, Inc. a Nevada corporation f/k/a Technology Enterprises, (the “Issuer”), (b) all of the shareholders of Life Exchange, Inc., a Delaware corporation (the “Shareholders”), and (c) the Vantage Group Ltd., a Delaware corporation (“Vantage”), the Issuer issued to the Shareholders 120 million shares of its common stock in exchange for 100% of the outstanding shares of common stock of Life Exchange, Inc. (Delaware) such that Life Exchange, Inc. (Delaware) became a wholly-owned subsidiary of Life Exchange, Inc. (Nevada Issuer).

Pursuant to that certain Stock Purchase Agreement dated March 8, 2006 between Life Exchange, Inc. (Nevada Parent) and Vantage, Vantage acquired approximately 25% of the capital stock of Life Exchange, Inc. (Nevada Parent) in exchange for $320,000.

Pursuant to the Nevada and Delaware short-form merger rules, on March 29, 2006 Life Exchange, Inc. (Delaware subsidiary) merged with and into Life Exchange, Inc. (Nevada Parent), the surviving corporation.

On March 31, 2006, founder David Dorr, assigned to Life Exchange, Inc. all his right title and interest to a Patent Application that had been filed with the U.S. Patent office on July 21, 2004, patent Application No. 10/895112.

On April 20, 2006, Life-Exchange launched version 1.0 of its web-based exchange platform to the public and as of July 1, 2006, clients of Life-Exchange had registered in excess of $500,000,000 in face value worth of life settlement policies onto Life-Exchange.

On July 7, 2006, Life Exchange entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing. The note: (a) is unsecured, (b) provides for 7% interest payable quarterly, (c) matures on June 1, 2008, and (d) is convertible into shares of the common stock of Life Exchange. The conversion option is triggered if Life Exchange attains revenue of no less than $250,000 for the month ended December 31, 2006. In such case, the Note may be converted into shares of the Company's common stock at a conversion price equal to the lesser of $1.50 (the “Conversion Price”) or (ii) two times the average of the three lowest closing prices of the Company's Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion (the “Variable Conversion Price”).

If Life Exchange generates monthly revenue of no less than $500,000 for the month ended December 31, 2006, the Note shall be converted into shares of the Company's common stock at a conversion price equal to the lesser of (i) the Conversion Price, or (ii) three times the Variable Conversion Price.

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and matures on April 30, 2008, which may be extended to April 30, 2009 at the option of the holder.  The requirement to make quarterly interest payments through August 31, 2007 was also waived to require interest accrued to be paid at maturity.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  The note may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

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

The U.S. secondary market for life insurance policies has experienced phenomenal growth over the past several years. While some $50 million in policy face value was the subject of life settlements in 1990 (1), according to some estimates that figure rose to approximately $3 billion in the late 1990's (2). According to public reports, we estimate that the total face value of viatical and life settlement transactions completed during 2005 was approximately $8.0 billion(3). Public estimates for the face value of transactions to be conducted in 2006 range between $9 and $14 billion (4).

________________________________________
(1)  Carrie Coolidge, Death Wish Investors in Insurance Policies for the Terminally Ill are Watching Their Capital Get Annihilated, FORBES (March 19, 2001).
(2)  Erich W. Sippel and Alan H. Buerger, A Free Market for Life Insurance Contingencies (Mar. 2002) (citing studies by Erich Sippel & Company and the Viatical Association of America).
(3)  Dafina Dunmore, Our Take On The Secondary Market For Life Insurance Consumers Get More Choice, and we Don’t Think Insurers Will Take a Big Hit, Morningstar (June 16, 2006) (citing studies by A.M. Best & Company).
(4)  Holman W. Jenkins Jr., Life Insurers Face The Future, Grudgingly, the Wall Street Journal (August 9, 2006) (citing studies by Sanford C. Bernstein & Co.).

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

Life settlement buyers, also known as “providers”, purchase policies from policyholders for immediate cash settlement. Once a provider acquires a policy, the providers continue to pay the policy premiums until the death of the insured, at which time they collect the policy's proceeds. Some life settlement providers negotiate directly with policyholders, but the majority of Life Settlement transactions are conducted through a life settlement broker. Most states require providers to be licensed in the states in which they purchase policies. Many providers are well-financed by large institutional investors. Not only does this institutional backing provide a secure funding source for secondary market transactions, but it also provides the highest degree of consumer protection with regard to privacy and confidentiality.

Life settlement sellers, also known as “brokers”, act on behalf of the policyholders in order to secure the highest price from the sale of the policyholder's life insurance policy. Life settlement brokers work with the insured, the policy owner, their life insurance agents, and/or financial planners. In an attempt to secure the highest price for a policyholder, brokers will typically present a life insurance policy to multiple providers. Brokers are required to collect and prepare critical policy information and medical records on the insured for use in evaluating the value a policyholder's life insurance policy.

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

Licensed brokers, on behalf of their clients, register and submit to Life-Exchange information and documentation on life insurance policies which they are seeking to sell. Life-Exchange provides brokers a means by which to shop their client's policies to the entire community of buyers and sell them to the highest bidder. Our automated listing and auction processes encourage bidding on policies as it allows more buyers into the marketplace, and thus, Life-Exchange helps to create greater value for policy owners.

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

Our electronic exchange became operational on April 20, 2006. Life-Exchange generated its first revenues in September, 2006 from its news distribution services, which revenue totaled $1,720. Life-Exchange generated its first revenues from the sale of a life settlement policy through its electronic exchange in December, 2006. For the yearr ending June 30, 2007 Life-Exchange generated net revenue in the amount of $172,206.

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

License and Listing Fees. In order to have access to the exchange, both brokers and providers are required to enter into a User Agreement and pay an annual license fee of $5,000.00. This license fee includes access for up to 10 users. Additional users can be granted access to the system at a charge of $500.00 per additional user. In addition, brokers are required to pay a listing fee of  $150.00 for every policy submitted to auction on Life-Exchange.

News Distribution Fees. The secondary life insurance market is a niche marketplace with a unique blend of participants. And while this marketplace is experiencing tremendous growth, it is still difficult to target the firms and individuals that are most active in it. To address this need, Life-Exchange maintains the industry's largest database of influential readers focused on life settlements. In order to monetize this subscriber base, Life-Exchange provides a news distribution service. For a fee, Life-Exchange will distribute press releases to its subscriber base. The news distribution fee ranges from $500 to $2,000 depending on the specific nature of the press release.

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

With our web-based document management features and scalable database, Life-Exchange greatly assists clients by removing the confusion caused by different employees making changes to the same documents and not communicating the changes explicitly. Brokers and providers have access to the correct documents, and the ability to make and communicate changes, 24/7 from anywhere via secure internet connection. Each client's employee's responsibilities and completed work can be tracked using the audit feature built in to Life-Exchange, ensuring accountability.

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

Intellectual Property and Patents

On March 31, 2006, David C. Dorr, our president, assigned his rights in a Patent pending application for Letters Patent of the United States filed July 21, 2004, U.S. Patent Application No. 10/895112. Said patent relates to our processes described herein.

The Life Settlement Market and Competition

The life settlement industry developed out of the viatical industry which began in the late 1980s as large numbers of AIDS patients found themselves coping with the catastrophic costs of a terminal illness. Many had life insurance policies that seemed to be limited or inaccessible prior to the death of the insured. A creative solution was to offer AIDS patients a lump sum payment of cash greater than their cash surrender value, in exchange for transferring the ownership and beneficiary of a policy. Viewing a life insurance policy as a financial asset, which could be transferred for value had begun and unfortunately, as with many new financial concepts, lack of regulation lead to several incidences of fraud and other improprieties.

Over the past several years the market has evolved into a multi-billion dollar industry, which is heavily regulated and institutionally backed. The demand driving the growth of this product has been the rapid increase in the senior population, constantly changing estate planning needs and most profoundly the awareness that these insurance policies can be sold on a secondary market as financial instruments to institutionally backed buyers.

Life-Exchange is currently the only operational, fully independent, and nonaligned business-to-business trading platform for life settlement brokers and providers to exchange information and transact business.

With respect to indirect competition, there exist two companies -- SIMEX (www.Simex.com) and Life-X (www.life-X.com) -- which claim to provide consumers with the ability to auction their life insurance policies. While at first glance these companies may appear as direct competitors, their success, their neutrality, and their business models are quite different than that of Life-Exchange.

•      These companies are owned and operated by current life settlement brokers. This fact makes it difficult for these operations to attract other life settlement brokers as they are direct competitors. Simply stated, these companies are asking their competitors, to place policies on their exchange and in the process, disclose the source of their deal flow.
•      Unlike the Life-Exchange business model -- which focuses on a business (broker) to business (provider) transaction process -- these operations are focused on a “business to consumer” transaction where individual insurance policy holders and their insurance agents can post policies available for sale.

As another form of indirect competition to life settlements, the life insurance industry has responded with policy features offering various pre-death, cash benefits (sometimes called accelerated death benefits). While in some cases accelerated death benefits may compete with life settlements, we do not expect the availability of accelerated death benefits to affect the life settlement market significantly at this time. The availability of accelerated death benefits is generally more restricted than life settlements. For example, policies often limit such benefits to persons who have a life expectancy of less than one year, in contrast to life settlements that are usually available to persons with life expectancies of two to 15 years. Life settlements generally offer sellers a greater dollar amount than they would receive under accelerated death benefit provisions.

Finally, access to capital, the insurance industry's addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation have all contributed to a stabilization in the number and sophistication of life settlement companies, both those purchasing for their own accounts and those who act as agents for purchasers.

Government Regulation

Although our services do not require us to be licensed under federal or state law as a provider, broker or otherwise, we believe these laws and regulations have generally had a positive effect on the industry and on our ability to compete in the life settlement marketplace.

Currently the life settlement industry is regulated on a state-by-state basis, and at this time almost all states regulate life settlement transactions. Depending on the state, different licenses may be required for viatical and life settlements transactions, as well as for life settlement brokers and life settlement providers. Of those states that regulate the life settlement transactions, most require both the Viatical/Life Settlement Broker and the Viatical/Life Settlement Provider to be licensed.

The foundation for these regulations is based largely from the NAIC Viatical Settlements Model Act (the “Model Act”), which act encompasses a model law and regulations promulgated by the National Association of Insurance Commissioners (the “NAIC”). Most states have now adopted some version of this model law or another form of regulation governing in some way viatical or life settlement companies or both. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to potential viators and/or life settlors, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

In December 2006, a committee of the NAIC approved amendments to the Model Act. The amended Model Act will be presented to the NAIC’s executive committee for final approval. The amended version of the Model Act is still being worked on.

In 1996, Congress passed the Health Insurance Portability & Accountability Act (“HIPAA”). The purpose of HIPAA is to prevent fraud in the health care industry and to protect confidential patient information. HIPPA standardizes and provides enforcement mechanisms for ROI rules and guidelines to protect personal healthcare information. HIPAA effects entities involved with electronic health care information - including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, universities, and even single-physician offices. The final version of the HIPAA Privacy regulations was issued in December 2000, and went into effect on April 14, 2001. A two-year "grace" period was included; enforcement of the HIPAA Privacy Rules began on April 14, 2003.

Licensing in Florida

Florida regulates both viatical and life settlements pursuant to the Florida Viatical Settlement Act set forth in Florida Statutes Sections 626.991--626.99295 (the “Florida Act”). The Florida Act makes no distinction between viatical and life settlements and refers to all settlements as viatical settlements.

The settlement process begins when the policy owner executes a viatical settlement application and provides authorization to the insured's attending physician and the issuing insurance company to disclose confidential information pertaining to the insured's health and insurance coverage. This information is necessary for a buyer to evaluate the policy for potential purchase. If the policy owner is not also the insured, both the viator and the insured typically will be required to review and sign the application. In addition to the policy owner's execution of the application documents, he or she is also required to provide some form of photo identification, a copy of the life insurance policy to be sold, and a copy of the application for the policy. As a general rule, policy owners are not required to submit to a medical examination as part of the application process.

A viator is the owner of a life insurance policy, who seeks to sell a policy. The insured may or may not have a catastrophic or life threatening condition.

A viatical settlement provider is a person or company who purchases a life insurance policy from a viator A viatical settlement provider must be licensed by the Florida Department of Financial Services (the “Department”).

A viatical settlement broker is a person who negotiates an agreement between a viator and a viatical settlement provider. The broker has a fiduciary responsibility to act according to the viator’s instructions and in the viator’s best interests and must be licensed by the Department. Brokers typically work closely with policy owners and collect their commissions from providers after the contract has been executed. After October 1, 2006, a person must be licensed with the Department as a life agent in order to act as a viatical broker.

An escrow agent or trustee is the party who holds the documents and the money until ownership rights of the policy have been transferred from the viator to the viatical settlement provider.  In some cases they retain investor’s funds until they have been placed on a life insurance policy and could be the party responsible for insuring payment to the investor.  Escrow agents or trustees are not licensed by the Department.

A viatical settlement investment, as of July 1, 2005, is subject to the Florida Securities and Investor Protection Act.  For an investor, this means full disclosure and access to company information.  In addition, a determination of the investment’s suitability for the investor would have to be made after considering the investor’s financial and tax status, and the investor’s investment objectives.  It also means that the viatical settlement investment must either be registered with the Department or exempt from registration.  In addition, the person offering or selling the viatical settlement investment must be licensed with the Department to sell these securities.

In order to make their medical records available to third parties in the viatical settlement process, insured's must authorize their physicians and other health care givers, in writing, to release their private medical records.

The medical release allows the viatical settlement broker to obtain current medical records from the insured's physician. At a minimum, two years of records are required. These records are then provided to a review company that specializes in viatical and life settlement mortality profiles for a determination of an estimated life expectancy. Once a medical underwriter has obtained all of the policy owner's medical records, it can generate a preliminary estimate of the insured's life expectancy and thereafter issue a final report. The report is then used by the viatical settlement provider to determine if the offered policy comes within its underwriting guidelines for purchase.

The evaluation of a viatical settlement focuses on the specific terminal illness with which the insured has been diagnosed. In the case of a life settlement, however, where there is no terminal illness, other factors must be examined in order to determine estimated life expectancy.

Once the parties agree on a price, they will enter into a viatical settlement contract and other related agreements necessary to close the transaction. The viatical settlement contract contains the price to be paid to the policy owner for the policy and other important terms and conditions of the sale, including those dealing with mandatory disclosures, the policy owner's right to rescind the contract, and post-closing contact with the insured for health status updates. Other related forms typically include an escrow agreement with the entity that will hold the funds payable to the policy owner, the forms from the issuing insurance company necessary to record the change in the policy ownership and beneficiary(ies), releases for execution by the existing policy beneficiary(ies), a power of attorney and funding instructions.

The Florida Act defines a viatical settlement contract as one in which the provider pays compensation or value to the policy owner in an amount less than the expected death benefit of the subject insurance policy, and the policy owner in return assigns, transfers, sells, devises, or bequeaths ownership of all or a portion of the subject insurance policy to the provider. The contract can also include a loan secured primarily by a life insurance policy, or a loan secured by the cash value of the policy, excepting loans made by life insurers to insured under the guidelines of the subject policy.

A viatical settlement contract and the related forms must be pre-approved by the State of Florida Office of Insurance Regulation. By statute, the department must reject any viatical settlement contract or related form that is unreasonable, contrary to the public interest, discriminatory, or misleading or unfair to the policy owner. As part of the form approval process, the department requires that each form have a unique number in the lower left hand corner. This approval requirement provides policy owners with a measure of protection in that the department has reviewed the provisions of the viatical settlement contract and related forms and has required the removal of any unfair provisions prior to use of the form.

A viatical settlement purchase agreement is defined as a contract between a purchaser and a party other than the policy owner to purchase an interest in a life insurance policy. This is usually the investment contract between the purchaser and the provider.

As a further condition to a sale, Florida law requires the policy owner to confirm or agree in writing the following:

1.	Consent to the viatical settlement contract;

2.	Represent that he or she has a full and complete understanding of the viatical settlement contract and the benefits of the life insurance policy;

3.	Release his or her medical records; and

4.	Acknowledge that he or she has entered into the viatical settlement contract freely and voluntarily.

Finally, in Florida, all viatical settlement contracts must close in escrow in order to assure that the policy owner is paid. The independent escrow agent's role in a viatical settlement transaction is to receive and hold the executed viatical settlement contract and related documents, including the insurance company forms executed by the policy owner to transfer the ownership of the policy, and to receive and hold the funds transferred from the viatical settlement provider in the amount of the agreed-upon purchase price for the policy. After expiration of the policy owner's fifteen day right of rescission, the viatical settlement provider or its agent begins tracking or monitoring the policy owner's health status.

Florida law requires viatical settlement providers or brokers to provide specific information to policy owners before entering into a viatical settlement contract. Nearly all jurisdictions that regulate viatical settlements require substantially similar disclosures, the purpose of which is to give a person who is contemplating the sale of a life insurance policy basic information that may be material to that decision. Florida requires the following information to be disclosed:

1.	That there are possible alternatives to viatical settlement contracts including, but not limited to, accelerated benefits available from the insurer that issued the policy.

2.	That proceeds of the viatical settlement could be taxable.

3.	That viatical settlement proceeds could be subject to the claims of creditors.

4.	That receipt of the viatical settlement proceeds could adversely affect the recipient's eligibility for Medicaid or other government benefits or entitlements.

5.	That all viatical settlement contracts must contain an unconditional rescission provision; and

6.	The name, business address, and telephone number of the independent third party escrow agent.

The basic regulatory mechanism of the act is licensure. Brokers, providers, and sales agents are expressly subject to specific licensure requirements. Brokers must submit fingerprints, organizational documents, and sworn biographical statements, and must undergo a background check before receiving a license. Providers also must submit fingerprints and organizational documents and must undergo a background check as a prerequisite to licensure. Additionally, providers must meet a minimum trust deposit requirement of $100,000 with the Department of Insurance. Sales agents must hold valid life insurance agent licenses as defined in §626.051 of the Florida Insurance Code.

The Act provides safeguards for the policy owners and purchasers who deal with brokers, providers, and sales agents. For example, brokers must disclose to policy owners the amount of the broker's compensation and the method used in determining compensation. In addition, providers may not enter into contracts with policy owners whose policies provide accelerated death benefits in amounts and with prerequisites equal to those offered by the provider, unless the policy owner's insurer denies a request to release the accelerated death benefit in writing, or does not respond to such a request within 30 days of receipt. Policy owners may also rescind a viatical settlement contract within 15 days after receipt of the settlement proceeds, contingent upon return of the proceeds.

The provider must inform the policy owner of the following: that there are alternatives to viatical settlements, including accelerated death benefits offered by the policy owner's insurer; that proceeds of the settlement may be taxable; that proceeds of the settlement could be subject to the claims of creditors; and that the policy owner's receipt of the settlement sum could adversely affect the policy owner's eligibility for Medicaid or other government benefits.

Moreover, the act provides for the use of independent escrow agents for the simultaneous delivery of contract documents and settlement funds. This last protection reduces much of the policy owner's transaction risk and results in orderly, real estate style settlement closings.

For purchasers, the act provides for the following mandatory disclosures to be made by providers, among others: that the represented return of the investment is directly tied to the lifespan of one or more insured; that the projected life span of the insured is tied to the return, if a return is represented; that the investor shall be responsible for the payment of insurance premiums on the policy, late fees, surrender fees, and other costs, if required by the terms of the viatical contract; that the life expectancy and rate of return are only estimates and cannot be guaranteed; and that the viatical investment should not be considered a liquid purchase, since it is impossible to predict the exact timing of its maturity and the funds may not be available until the death of the insured. Furthermore, providers and sales agents are expressly prohibited from misrepresenting the nature of the viatical transaction, the expected return, or that the return is guaranteed by any government authority, which it is not.

In June 2006, the Florida Office of Insurance Regulation concurred with our conclusions that we would not be required to be licensed as a life settlement provider as a result of our business operations.

In September 2006, the Florida Department of Financial Services concurred with our conclusions that we would not be required to be licensed as a Life Settlement Provider as a result of our business operations.

Research and Development Activities

Product and development costs consist of the costs to develop and operate the online exchange platform's web based application and transaction database and are expensed as incurred. Our electronic exchange platform became operational on April 20, 2006, consequently, we only expended $13,213 for the current fiscal year ended June 30, 2007 on research and development compared to $104,435 for the prior fiscal year end June 30, 2006See additional discussion of Research and Development in our Management Discussion and Analysis Section below.

Effect of Environmental Laws

Life Exchange is not affected by environmental laws.

Employees

As of June 30, 2007, we have 3 full time employees, none of whom are represented by a labor union. We consider our employee relations to be satisfactory.

Risk Factors

In addition to other information in this annual report on Form 10-KSB, the following risk factors should be carefully considered in evaluating us and our business because such factors significantly affect or could significantly affect our business, operating results or financial condition. Some of the statements contained herein discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this annual report, forward-looking statements are generally identified by the words such as "anticipate", "plan", "believe", "expect", "estimate", and the like. Forward-looking statements involve future risks and uncertainties. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements.  Forward-looking information is based on various factors and is derived using numerous assumptions. A reader, whether investing in the Company's securities or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Important factors that may cause actual results to differ from projections include, for example:

•	the success or failure of management's efforts to implement our plan of operation;
•	the ability to fund our operating expenses;
•	the ability to compete with other companies that have a similar plan of operation;
•	the effect of changing economic conditions impacting our plan of operation;
•	the ability to meet the other risks as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-KSB to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of its public disclosure practices.

We Are Operating in Markets that May Change Dramatically

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

Our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in rapidly evolving markets. We cannot assure you that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition, and results of future operations.

Because we have a short operating history under our current management, there is limited information upon which you can evaluate our business.

Our Company was formed in January 2005. As such, we have not engaged in a sufficient amount of consistent activity over a sustained period of time to establish an operating history in our current line of business. Since beginning operations in our current line of business, we have not been profitable, and we have limited financial results upon which you may judge our potential. As of June 30, 2007, our accumulated losses total $1,059,354.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of earning revenues and growing their businesses particularly companies in the rapidly evolving market of viatical and life settlements. Similarly, we will require additional capital in order to execute our current business plan. As a Company that recently emerged from the development-stage, we may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. As a result of these factors, other factors described herein and unforeseen factors, we may not be able to successfully implement our business model.

Our Success Depends on Maintaining Relationships within our Referral Networks

In the viatical market, we rely primarily upon brokers to refer potential viators and life settlors to us and upon financial planners, known as licensees, to refer viatical and life settlement purchasers to us. These relationships are essential to our operations and we must maintain these relationships to be successful. We do not have fixed contractual arrangements with the brokers or financial planners and they are free to do business with our competitors. In addition, the pool of viatical brokers and referring financial planners is relatively small, which can increase our reliance on our existing relationships.

As we develop our own network of insurance and financial planning professionals, known as producers, to refer potential sellers to us, we expect referrals from this source to grow. As with brokers, our ability to build and maintain these relationships will depend upon our closing rates and the level of compensation we pay to the referring professional. The compensation paid to the referring professional will affect the offer price to the seller and the compensation we receive. We must balance these interests successfully to build our referring network and attain greater profitability.

We must Develop our Life Settlement Referral Network

An impediment to our expansion in the life settlement market could be the difficulty in identifying a large volume of potential sellers. These sellers are typically affluent persons over the age of 70 and not terminally or chronically ill. The target market is relatively narrow and advertising methods such as direct mailings or print media advertising are not likely to be cost effective. We believe the best way to reach this market is generally through life insurance professionals and, to a lesser extent, through professionals engaged in estate planning, such as attorneys, accountants, and financial planners. Settlement brokers will also reach this market. Our business plan utilizes both insurance professionals and brokers as sources of policies, as well as the development of a life settlement referral network.

We intend to rapidly expand our referring network of insurance professionals to educate potential life settlors on the options presented by life settlements. We are actively working to expand our network through direct solicitation, calls to managing general insurance agents, and by word-of-mouth contacts. To a lesser extent, we will also use advertising in financial planning trade publications and our Internet website. This is a new market and building our referral network will depend on our ability to educate insurance professionals about the benefits of senior life settlements to potential sellers and to the professionals themselves. While we believe we have been successful in publicizing the benefits of viatical settlements, we cannot assure you that our past successes will carry over into this new market. Our business, financial condition and results of operations could be materially adversely affected to the extent we fail to expand the referral network.

We Depend on Growth in both the Viatical and Life Settlement Market

While the existing markets for viatical and life settlements provide opportunity for growth, greater opportunity lies in the growth in the life settlement market. Growth of the life market and our expansion within the market may be affected by a variety of factors, including:

•  the inability to locate sufficient numbers of life settlors;

•  the inability to convince potential sellers of the benefits of life settlements;

•  the inability to attract institutional purchasers;

•  competition from other life settlement companies;

•  the occurrence of illegal or abusive business practices resulting in negative publicity about the market; and

•  the adoption of overly burdensome governmental regulation.

In addition, the life settlement market may evolve in ways we have not anticipated and we may be unable to respond in a timely or cost-effective manner. If the life settlement market fails to grow as quickly as or in the directions we have anticipated, our business, financial condition and results of operations would be materially adversely affected as it relates to our large-scale growth.

Government Regulation Could Negatively Impact Our Business

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

While we welcome reasonable regulation of the viatical and senior life markets and believe that such regulation will benefit these markets, attempts to regulate these markets through application of their securities laws - either through actions by state agencies or private individuals may adversely affect the markets. We cannot assure you that we will not encounter regulatory difficulties in the future, some of which could have a material adverse effect on our business. In addition, government regulation could affect our referral networks or settlement purchasers, which could in turn have a material adverse effect on our business.

Our Founder Beneficially Owns 42.8% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. David Dorr, our founder, is the beneficial owner of approximately 42.8% of our common stock. In addition, Brian Dorr, our secretary and treasurer, owns 12.3% of our common stock. He will be able to influence most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

Our Stock Is Thinly Traded and the Stock Price May Be Volatile

Shares of our common stock are quoted on the “pink sheets,” and we cannot assure you that any other trading market for our securities will develop and you should anticipate bearing the economic risk of your investment for an indefinite period of time. The average volume on the stock is very low and the sale of even small blocks of shares could cause a significant decrease in the per share price.

If the Company were to seek to have shares of its common stock quoted on the OTC Bulletin Board or other trading medium, it may be subject to lengthy delays in doing so, and there can be no assurance that the Company's efforts will be successful. Moreover, in the event that the Company's shares become quoted on any such trading medium, we will be a penny stock and subject to the penny stock rules by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks, and as such there may be a reduction in the trading activity of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC, which will make transactions in our common stock cumbersome and may depress the trading price of our common stock.

Life Exchange’s common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stocks” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances Many brokers have decided not to trade “penny stocks” because of the requirements of these rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the penny stock rules for any significant period, there may develop an adverse impact on the market, if any, for our securities.

We will incur significant additional expense related to compliance with the internal control over financial reporting requirements and other requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes-Oxley”), and any inability to comply with these requirements may harm our business and the price of our common stock.

As directed by Section 404 of Sarbanes-Oxley, the SEC has adopted rules requiring public companies to conduct a comprehensive review and assessment of the effectiveness of their internal control over financial reporting, and to include a report of management on internal control over financial reporting in their annual reports, including Annual Reports on Form 10-KSB, which we will be required to file after the effectiveness of this registration statement. In addition, the independent registered public accounting firm that audits a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal control over financial reporting. These requirements may first apply to our annual report on Form 10-K or 10-KSB for the fiscal year ending June 30, 2008 and the auditor attestation with not be required until fiscal year ending June 30, 2009.

We are currently evaluating our internal control over financial reporting in order to allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls, and to identify weaknesses and deficiencies in or internal controls that require remediation. Currently, we do not have an independent audit committee. Until our board of directors has established a qualified, independent audit committee, it is highly unlikely that our management will be able to conclude that our internal control over financial reporting is effective. We expect to expend significant resources during our 2008 and 2009 fiscal years developing the necessary internal controls, and in documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act related to these internal controls. We also expect a significant increase in audit fees and related expenses related to Section 404. Despite these efforts, a review of our financial systems and controls may uncover additional deficiencies in existing systems and controls, and our efforts to correct any such deficiencies may be costly and may strain our management resources and negatively impact earnings. In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition to the above, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

Stockholders are subject to potential dilution as a result of future issuances of securities.

In the event the Company needs additional capital, the Company may offer to sell additional stock with rights, preferences and privileges senior to our common stock. Any such issuance would dilute the outstanding stockholders' equity interests in the Company and might adversely affect the value of the outstanding shares. Although the Company is generating revenue and believes such revenues are sufficient to support operations, the Company has an accumulated deficit and therefore may be required to raise additional funds.

Item 2.	Description of Property.

Our executive offices are located at 2001 Biscayne Blvd., Suite 2102 Miami, FL 33137. This office consists of 1400 square feet and is leased for 12 months and expires at the end of May 2008.

Item 3.	Legal Proceedings.

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

On January 29, 2006, our common stock began trading on the Over-the-Counter Bulletin Board "Pink Sheets" under the symbol "LFXG.PK". Such trading of our common stock is limited and sporadic.  The table below sets forth the high and low bid quotations for our Common Stock for each quarter since January 2006. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Closing Bid
Quarter Ended	High	Low
June 30, 2007	$0.25	$0.125
March 31, 2007	$0.24	$0.10
December 31, 2006	$1.39	$0.125
September 30, 2006	$0.60	$0.305
June 30, 2006	$0.85	$0.51
March 31, 2006	$1.15	$0.60
January 29, 2006	$2.80	$0.25

As of September 27, 2007, we had approximately 20 shareholders of record of our common stock.

No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying cash dividends for the foreseeable future.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.

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

As shown in the accompanying financial statements, we began generating revenues in the quarter ending December 31, 2006. Our fiscal year end is June 30. We had a net loss of $711,043 during the year end June 30, 2007 and had total accumulated losses of $1,059,354 as of June 30, 2007, representing primarily product development, salaries and professional fees associated with creating our online exchange platform and establishing the business relationships necessary to consummate a product launch. As of June 30, 2007 we had net shareholders' deficit of $696,875.

Results of Operations

Year Ended June 30, 2007 (YTD 2007) Compared to Year Ended June 30, 2006 (YTD 2006)

Revenues  Revenue increased $169,806 (7,075.3%) to $172,206 (YTD 2007) from $2,400 (YTD 2006).  The Company commenced commercial operations during the second quarter of its 2007 fiscal year.  The Company generates revenue from auction transactions, setup fees and newsletters.  The bulk of this increase in revenue is from transaction fees.

Costs of Revenue  Costs of revenue decreased $61,585 (54.7%) to $51,081 (YTD 2007) from $112,666 (YTD 2006).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  Costs of revenue decreased primarily due to reduction in product development costs as the product became commercially functional.

Sales and Marketing Costs  Sales and marketing costs increased $17,763 (43.4%) to $58,726 (YTD 2007) from $40,963 (YTD 2006).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  Sales and marketing costs increased primarily due to increased expenditures for organization memberships and other marketing costs design to promote the business.

Administration Costs  Administration costs increased $572,833 (297.8%) to $765,171 (YTD 2007) from $192,338 (YTD 2006).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  Administration costs increased primarily due to market adjustments in executive compensation, increased professional fees resulting from new business arrangements, patent defense and acquisition investigation costs, increased office expenses due to increased commercial activity and bad debts resulting primarily from a revoked transaction agreement.

Other Income (Expense)  Other income (expense) reported an increased expense of $3,528 (74.4%) to $8,272 (YTD 2007) expense from $4,744 (YTD 2006) expense. Other income (expense) consists of Refunds received and interest expense.  Refunds resulted from the return of certain professional fees incurred in the previous year.  Refunds received were offset by increased interest expense due to increased borrowings.

Net Loss  Net loss increased $362,732 (104.1%) to a net loss of $711,043 (YTD 2007) from a net loss of $348,311 (YTD 2006).  Net loss increased primarily as a result of increased administration costs which were only partially offset by decreased costs of revenues and increased revenues.

Liquidity and Capital Resources and Plan of Operations

Overview  The Company’s net working capital decreased $255,956 (1,616.8%) to a $271,468 deficit at June 30, 2007 from a $15,812 deficit at June 30, 2006.  The Company reported $13,179 in cash at June 30, 2007, which represents the remaining proceeds of the $150,000 loan received on April 2, 2007 from Vantage Group Ltd., a related company.

Although operational, the Company has yet to realize sufficient activity volume to fund its operational costs.  As shown in the accompanying financial statements, the Company has incurred net losses from operations of $711,043 for the year ended June 31, 2007 and a shareholders’ net deficiency of $696,875, which includes $362,479 of contributed capital as of June 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to continue to raise equity capital and seek strategic relationships and alliances in order to further enhance the commercialization of its exchange platform in an effort to generate positive cash flow.  Until its technologies become fully commercially viable and marketing efforts generate sufficient transaction volume, the Company must continue to rely upon equity infusions in order to provide adequate liquidity to sustain its operations.

Cash Flows for the Year Ended June 30, 2007

Cash Flows From Operating Activities  Net cash used in operations increased $98,522 (29.6%) to $431,083 (YTD 2007) net cash used from $332,562 (YTD 2006) net cash used.  The increase net cash used results from the increased net loss of $362,732.  As previously discussed, the increased net loss resulted from increased payroll, professional fees, insurance and other operational costs net of bad debt allowances and accruals which impact working capital requirements.  Additional working capital was used to support increased revenues in the form of increased accounts receivables partially offset by increased uncollectible accounts.

Cash Flows From Investing Activities  Net cash used in investing decreased $27,243 (86.7%) to $4,197 (YTD 2007) net cash used from $31,440 (YTD 2006) net cash used.  The decrease results from reductions in capital additions, patent costs and administrative activities.

Cash Flows From Financing Activities  Net cash provided by financing increased $87,521 (24.1%) to $450,000 (YTD 2007) net cash provided from $362,479 (YTD 2006) net cash provided.  The increase results from increased borrowings.

Financing  On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and was retroactively amended to mature on July 7, 2008.  The Holder of this Note is entitled, at its option, to convert the principal amount of this Note or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria as follows measured during December, 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

On April 2, 2007, the Company entered into a second note agreement with Vantage Group Ltd. to provide $150,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and matures on April 30, 2008, which may be extended to April 30, 2009 at the option of the holder.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria.

Off Balance Sheet Transactions.  We have no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Recent Accounting Pronouncements.  The Company continues to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Notes to the audited Consolidated Financial Statements.

Critical Accounting Estimates

Although we believe we will have sufficient cash flow for operations, we would like to continue to grow and expand our business. During the next 12 months, we intend to spend between $750,000 and $1,000,000 to fund the establishment and expansion of our operations, although our ability to do so may depend on our ability to raise additional funds through debt and/or equity financing. The expansion of our operations will be primarily through further product development and intellectual property development and purchases. In the event we do not or cannot raise additional funds, we may be required to limit or curtail our expansion and growth plans.

The plan of operation for Life-Exchange over the next twelve months is to focus on the following key objectives:

•	Continue with our successful acquisition of new member clients.
•	Launch version 2.0 of our web-based exchange application.
•	Continue to generate positive operating cash flows and develop cash reserves.
•	Continue with the aggressive expansion of our intellectual property portfolio.
•	Launch additional services which will increase our revenue streams.

Sales & Marketing

Since the public launch of the Life-Exchange website on April 20, 2006, we have aggressively focused on acquiring as clients the top life settlement broker and provider companies in our industry. Management believes that the top 10 broker and top 10 provider firms transact in excess of 60% of all Life Settlement contracts. As of September 27,  2007, we had contracts with 7 life settlement broker firms, including two of the nation's largest life settlement broker operations. At this time, Life-Exchange also has contracts with 13 of the top life settlement provider firms. With the recent completion and launch of its website, Life-Exchange's management will be able to focus a greater amount of time and resources on sales and marketing efforts in order to acquire additional clients.

A primary theme of the Life-Exchange user agreements is that Life-Exchange is an online venue for indications of interests to buy and sell, and that the site is only an online communications medium to facilitate registered Providers and registered Brokers to exchange information relating to proposed Life Settlement Transactions; such life insurance policies transactions are completed off-line, outside of the site.

Brokers pay two forms of compensation to Life-Exchange; an annual license fee of $5,000.00 and a listing fee of $150.00 for every policy submitted to auction on Life-Exchange.  Providers pay two forms of consideration to Life-Exchange: an annual license fee of $5,000 and a transaction fee which is based on the face value of each policy purchased by the Provider, through the exchange.  Transaction fees range from 0.50% to 1.0% of the face value of a policy.

All Broker and Provider contracts are identical with regards to the material rights and obligations of both parties and include:

•      Neither Brokers nor Providers have any fixed contract length and neither Providers nor Brokers are obligated to use the exchange, post policies, or provide a minimum level of business to the exchange.
•      Either a Broker/Provider or Life-Exchange may terminate this Agreement at any time upon thirty (30) days advance written notice of termination provided to the other party.
•      Broker and Provider must comply with stringent confidentiality and privacy obligations, including those related to the Health Insurance Portability and Accountability Act of 1996 and regulations promulgated (“HIPAA”),
•      Brokers and Providers are responsible for paying for any life expectancy reports that they order through Life-Exchange.
•      Brokers and Providers must at all times (a) comply with all applicable laws and regulations applicable to its offer to purchase, solicitation to sell, or purchase of, Policies in Life Settlement Transactions, (b) obtain and maintain in good standing all licenses and permits that Broker/Provider may be required to hold under applicable laws and regulations.
•      Both Providers and Brokers agree to a non-circumvent period where neither party shall, directly or indirectly, purchase or sell a Policy listed on the exchange or make any offer to purchase or sell any such policy for a period of 1 year

Over the next twelve months, management's strategy is to continue with its sales and marketing strategy of focusing efforts on establishing a “footprint” nationally with the industries top tier firms.

Our primary marketing efforts will continue to include:

•      Taking advantage of our preeminent position within the Life Settlement industry to secure exclusive industry alliances thereby ensuring long term deal flow in the form of long term use of our web-based exchange platform.

•      Use our strong industry contacts within the broker and provider communities to promote the usage of Life-Exchange as an industry standard.

•      Implement website features and functionality that create user retention.

•      Continual development of products and services that anticipate the market's evolution particularly in regards to the regulatory landscape.

•      Enhancements and modifications to our website that differentiates our product and services by offering industry specific tools and functionality that will become and remain the industry standard

In addition to acquiring new life settlement broker and provider clients, Life-Exchange plans to pursue clients from the primary insurance sector such as broker dealers and General Agencies. General Agencies consist of branches of major mutual insurance companies that are contracted to represent the particular insurance company in a specific area such as life insurance, auto or health insurance. These clients will be the future of the life settlement industry as they offer life settlement services directly to their captive life agents.

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

Over the next twelve months, Life-Exchange's ongoing research and development will focus on modifications and enhancements to meet the changing needs of our users, as well as addressing regulatory issues encountered by the industry. This proactive approach towards customer satisfaction will include making certain that www.Life-Exchange.com continues to foster:

•      A customer-first approach.
•      Superior and efficient execution of all web site functionality, processes, and procedures.
•      Excellent, easy to access customer support services.
•      Resources to serve both brokers and providers.
•      A comprehensive range of products and services to ensure competitive advantage and to serve current and future customer needs.
•      Fast, reliable, and accurate functionality.
•      A highly credible site which offers private and secure transactions

Equipment

With respect to equipment requirements, Life-Exchange employs a strategy of leasing all of its technological hardware and software requirements through industry leading vendors. As such, we expect no significant equipment purchases over the next 24 months.

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

Depreciation is provided by the straight-line method over the estimated useful life of the related assets. The Company had depreciation expense of $8,918 for the fiscal year end June 30, 2007.

Note Payable

On July 7, 2006, the Company entered into a note agreement with Vantage Group, Ltd., to provide $300,000 of additional financing. The terms of the note provide for 7% interest payable quarterly. The quarterly interest installments due September 30, 2006 and December 31, 2006 were waived. The note is unsecured and was retroactively amended to mature on June 1, 2008. The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria. In particular, if the Company had generated revenues of at least $250,000 for the month ending December 31, 2006 the note could be converted based on one formula and if the Company generated revenues of at least $500,000 for the month ending December 31, 2006 the note could be converted based on an alternate formula. The Company did not meet these performance goals.

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and matures on April 30, 2008, which may be extended to April 30, 2009 at the option of the holder.  The requirement to make quarterly interest payments through August 31, 2007 was also waived to require interest accrued to be paid at maturity.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  The note may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

Critical Accounting/Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the use of estimates and assumptions the affect the reported amounts of revenue and expenses during the reporting period. The Company's critical accounting policies are those that are both most important to the Company's financial condition and results of operations and requires the most difficult, subjective or complex judgments or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results could vary from these estimates.

Income taxes

Income taxes will be computed using the liability method and will be provided on all temporary (timing) differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Allowable tax credits and carry- forward losses will be applied as reductions to future provision for income taxes if and when the Company becomes profitable, as reductions of the provision for income taxes.

Revenue Recognition/Accounting Pronouncement(s)

The Company will recognize revenues in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition . The Company's accounting policy for revenue recognition will have a substantial impact on its reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management The Company will recognize revenue when substantially all the risks and rewards of life settlement transactions have transferred (will transfer) from the seller to the buyer. A life settlement transaction is defined by the Company as “the sale of an in-force life insurance policy that is issued on the life of a person that is not considered terminally ill, for a lump sum amount; the amount is more than the cash surrender value of the policy but less than the face value of the policy”. Revenue associated with life settlement transactions will be recognized when title (ownership) passes to the customer (purchaser), either immediately or within a fixed time schedule that is reasonable and customary in the industry.

Item 7.	Financial Statements.

Life Exchange, Inc.

FINANCIAL STATEMENTS

June 30, 2007

Table of Contents

Report of Independent Registered Public Accounting Firm	F – 2

Balance Sheet	F – 3

Statements of Revenue and Expense	F – 4

Statements of Changes in Shareholders' Deficit	F – 5

Statements of Cash Flow	F – 6

Notes to Financial Statements	F – 7 - 15

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of
Life Exchange, Inc.

We have audited the accompanying balance sheets of Life Exchange, Inc. as of June 30, 2007 and the related statements of operations, changes in shareholders’ deficiency and cash flows for the years ended June 30, 2007 and 2006, respectively.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Exchange, Inc. as of June 30, 2007, and the results of its operations and its cash flows in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Life Exchange, Inc. will continue as a going concern.  As discussed in Note A to the financial statements, Life Exchange, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
September 26, 2007

LIFE EXCHANGE, INC.
BALANCE SHEET

June 30,
2007
ASSETS

CURRENT ASSETS
Cash	$13,197
Accounts receivables	4,043
Prepaid expenses	2,750
TOTAL CURRENT ASSETS	19,990

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	11,166
OTHER ASSETS, NET	13,427

TOTAL ASSETS	$44,583

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$24,865
Accrued expenses, payroll, related taxes and interest	266,593
TOTAL CURRENT LIABILITIES	291,458

NOTE PAYABLE-RELATED PARTY	450,000

TOTAL LIABILITIES	741,458

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares. No shares Issued and outstanding	-
Common stock $.001 par value
Authorized 250,000,00 shares. Issued and outstanding
176,715,000 shares	176,715
Additional paid-in capital	185,764
Accumulated deficit	(1,059,354)
TOTAL SHAREHOLDERS' DEFICIT	(696,875)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$44,583

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
STATEMENTS OF REVENUE AND EXPENSE

	Year Ended June 30,
	2007	2006

NET REVENUE	$172,206	$2,400

COSTS AND EXPENSES
Cost of net revenue
Product development	13,213	104,435
Internet hosting	23,662	7,403
Other costs of net revenue	14,206	828
	51,081	112,666
Costs of sales and marketing
Travel and entertainment	23,653	24,028
Telephone and communication	9,369	8,532
Dues, subscriptions and memberships	14,690	5,840
Other costs of sales and marketing	11,014	2,563
	58,726	40,963
Costs of administration
Legal and professional fees	243,034	92,479
Payroll expenses	294,779	70,756
Office expenses	63,667	20,584
Insurance	59,122	-
Other cost of administration	104,568	8,519
	765,170	192,338

TOTAL COSTS AND EXPENSES	874,977	345,967

OPERATING LOSS	(702,771)	(343,567)

OTHER INCOME
Refunds received and other fees	14,850	-
Interest income	750	152
Write down of office equipment	-	(4,896)
Interest expense	(23,872)	-
	(8,272)	(4,744)

NET LOSS	$(711,043)	$(348,311)

Weighted Average Shares Outstanding	176,715,000	145,058,836

Basic and Fully Diluted Net Loss Per Share	$(0.004)	$(0.002)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Year Ended June 30, 2007

	Common Stock		Additional	Accumulated	Shareholder's
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2005	120,215,000	$120,215	$(120,215)	$-	$-

Common Stock Transactions:
Shares Issued:
to new founders	120,000,000	120,000	(77,521)	-	42,479
to investors	45,000,000	45,000	275,000	-	320,000

Shares Cancelled:
per exchange for stock agreement	(105,000,000)	(105,000)	105,000	-	-
per CEO seperation	(3,500,000)	(3,500)	3,500	-	-

Net loss for the year	-	-	-	(348,311)	(348,311)

BALANCE AT JUNE 30, 2006	176,715,000	176,715	185,764	(348,311)	14,168

Net loss for the year	-	-	-	(711,043)	(711,043)

BALANCE AT JUNE 30, 2007	176,715,000	$176,715	$185,764	$(1,059,354)	$(696,875)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
STATEMENTS OF CASH FLOW

	June 30,	June 30,
	2007	2006

Cash Flows From Operating Activities:
NET LOSS	$(711,043)	$(348,311)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	8,918	793
Amortization of intangible assets	667	667
Allowance for bad debts	86,200	-
Changes in operating assets and liabilities:
Trade accounts receivable	(90,243)	-
Prepaid expenses	2,180	(4,930)
Trade accounts payable	13,566	11,298
Accrued expenses, payroll, related taxes and interest	258,672	7,921
Net cash used in operating activities	(431,083)	(332,562)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(4,197)	(16,680)
Costs of patent	-	(10,000)
Security deposits given	-	(4,760)
Net cash used in investing activities	(4,197)	(31,440)

Cash Flow From Financing Activities:
Note proceeds-related party	450,000	-
Capital investment	-	362,479
Net cash provided by investing activities	450,000	362,479

NET (DECREASE) INCREASE IN CASH	14,720	(1,523)
Cash at beginning of the period	(1,523)	-

CASH AT END OF PERIOD	$13,197	$(1,523)

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background– On January 19, 2005 (“date of inception”), Life-Exchange, Inc. (“Life-Exchange” or “Nominal Acquiree”) was organized under the laws of the State of Delaware as a corporation.  Life-Exchange was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of secondary life insurance.  Operations commenced on July 1, 2005.

On December 22, 2005, an Agreement for the Exchange of Common Stock (“Stock Exchange”) was entered into between:

•	Life Exchange, Inc. (“The Company” or “Nominal Acquirer”), a Nevada corporation formerly known as Technology Enterprises,

•	Vantage Group, Ltd. (“Vantage”) a Delaware corporation and accredited investor as defined in rule 501 of Regulation D under the Securities Act of 1933, and

•	100% of the shareholders of Life-Exchange (“Shareholders”).

The Stock Exchange agreement resulted in the acquisition of 100% of the issued and outstanding common shares of Life-Exchange from its Shareholders in exchange for 120,000,000 shares of common stock of the Company.  As a result of the Stock Exchange, Life-Exchange became a wholly owned subsidiary of the Company.

On January 29, 2006, the Company began to trade publicly under the name Life Exchange, Inc. (OTC pink sheets: LFXG.PK).

On March 8, 2006, the Company entered into a Stock Purchase Agreement (“Stock Purchase”) with Vantage, whereby Vantage acquired an additional 16.65% increasing their total investment to 24.98% of the Company’s then issued and outstanding common shares for $320,000.

On March 29, 2006, the Company entered into An Agreement and Plan of Merger (“Merger”), whereby its wholly owned subsidiary, Life-Exchange was merged into the Company.

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

In summary, the Stock Exchange, Stock Purchase and Merger agreements effectively consummate a reverse acquisition and merger with the following results;

•
Life-Exchange, Inc. a Delaware corporation, is the active corporation creating an online exchange platform.  It is the Nominal Acquiree in this transaction.  However, for financial reporting, it is considered to be the acquiring corporation since its original shareholders are the major shareholders of the resultant combined enterprise.  Life-Exchange was merged into the Company.

•
Life Exchange, Inc. a Nevada corporation formerly known as Technology Enterprises, adopted the name of the Nominal Acquiree in connection with this transaction.  It was a dormant public entity and the Nominal Acquirer in this transaction.  However, for financial reporting purposes, it is considered to be the acquired corporation.

Going Concern- As shown in the accompanying financial statements, during the year ended June 30, 2007 (YTD 2007), the Company continued its efforts to commercialize its online exchange platform and consequently recorded revenue of $172,206.  However, the net losses for the same period were $711,043 during YTD 2007, representing primarily salaries, legal and professional fees associated with operating its online exchange platform and establishing business relationships.

As of June 30, 2007 shareholders’ deficit of $696,875 and a net working capital deficit was $271,468.  These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital, seek debt financing in addition to the $450,000 loan obtained during fiscal year 2007 and to form strategic relationships and alliances in order to continue the commercialization of its online exchange platform in an effort to generate positive cash flow.  Until its online exchange platform becomes commercially viable, and generates sufficient revenues, the Company must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain its operations.  However, there can be no assurance that management’s plans will be successful.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Impairment of Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 30, 2007 the Company believes that there has been no impairment of its long-lived assets.

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

Comprehensive Income (Loss) - The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Recent Accounting Pronouncements–

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154). This statement replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes and corrections of errors made during 2007, beginning on January 1, 2007. The Company believes that the adoption of SFAS No. 154 will not have a material impact on its financial statements.

Taxes collected from customers and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (EITF No. 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF No. 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF No. 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF No. 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company does not expect the adoption of EITF No. 06-3 will have a material impact on financial position, results of operations or cash flows.

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company believes that the adoption of FIN 48 will not have a material impact on its financial statements.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company does not expect the adoption of SFAS No. 157 will have a material impact on financial position, results of operations or cash flows.

Fair value option for financial assets and financial liabilities

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - an Amendment of SFAS No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by mitigating volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 will have a material impact on financial position, results of operations or cash flows.

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE  B – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

		June 30,	June 30,
	Life	2007	2006
Office Equipment	4 yrs	$10,894	$6,922
Furniture & Fixtures	7 yrs	2,085	2,085
Leasehold Improvements	1 yr	5,775	5,550
Vehicles	3 yrs	2,123	2,123
		20,877	16,680
Less: Accumulated Depreciation		(9,711)	(793)

		$11,166	$15,887

Depreciation expense for the years ended June 30, 2007 and 2006 were $8,918 and $793, respectively.

NOTE  C – OTHER ASSETS

	June 30,	June 30,
	2007	2006

Patent costs, net of amortization of	$8,667	$9,333
$1,333 (2007) and $667 (2006)
Lease security deposits	4,760	4,760

	$13,427	$14,093

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

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE  D – INCOME TAXES

The benefit from income taxes for the years ended June 30, 2007 and 2006 consist of the following:

	2007	2006
Current:
Federal	$(241,755)	$(118,426)
State	(25,811)	(12,644)
Benefit from income taxes	(267,566)	(131,070)
Increase in valuation allowance	267,566	131,070
Benefit from income taxes, net of allowance	$-	$-

The difference between benefit from income taxes computed by applying the federal statutory Corporate tax rate and actual income tax expense for the periods ended June 30, 2007 and 2006 is as follows:

	2007	2006
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-37.6%
Effective income tax rate	0.0%	0.0%

The net deferred tax assets at June 30, 2007 and June 30, 2006 are comprised of the following:

	2007	2006
Deferred tax assets - non-current	$420,607	$153,041
Valuation allowance	(420,607)	(153,041)
Net defered tax asset	$-	$-

The Company currently has a net operating loss (NOL) of $1,059,354 (2007) and $348,311 (2006) which can be utilized until the year 2026.  The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

LIFE-EXCHANGE, INC.
Notes to Financial Statements
For the Years Ended June 30, 2007 and 2006

NOTE  E – NOTE PAYABLE – RELATED PARTIES

On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The quarterly interest installments due September 30, 2006 and December 31, 2006 were waived. The note is unsecured and was retroactively amended to mature on July 7, 2008.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows:

The Holder of this Note is entitled, at its option, to convert the principal amount of this Note or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria measured during December, 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

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

NOTE F – LEASES and COMMITMENTS and CONTINGENCIES

The Company currently leases its primary office facilities under a one-year, non-cancelable real estate operating lease with a minimum rental commitment of $31,250 through May 31, 2008, the renewal date.

On May 30, 2006 the directors of the Company approved the appointment of David Dorr as President and Chief Executive Officer after accepting the resignation of its previous President and Chief Executive Officer.  A settlement agreement with the departing President and Chief Executive Officer provided for continued monthly salary of three thousand dollars ($3,000) per month through December 2006, continuation of health insurance through December 31, 2006 and retention of 1,000,000 shares of common stock.  All agreed payments have been made.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NONE

Item 8A.  Controls and Procedures.

The chief executive officer and chief financial officer of the Company, after conducting an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007, has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

Changes in Internal Control Over Financial Reporting

No significant changes in the Company's internal control over financial reporting have come to management's attention during the Company's previous fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position(s)
David Dorr	29	President, Chief Executive Officer, Director
Brian Dorr	24	Secretary, Treasurer, Director
Jean-Marc Golden	40	Vice President, Chief Operating Officer, Director

David Dorr, (29) is the President, Chief Executive Officer and founder of Life-Exchange.  Mr. Dorr has worked full time with Life-Exchange since its inception in January 2005. Over this period, Mr. David Dorr has been responsible for development and implementation of the company’s direction, strategic ventures and relationships. Mr. David Dorr has been asked to speak both in the U.S. and Europe at industry conferences, including the BVZL Conference held in Dortmund, Germany, the Life Insurance Settlement Association Conference in New York, and the Emerging Investment Strategies in the Secondary Life Market, Hedge Fund Conference in New York. For the three years prior to launching Life-Exchange, Mr. Dorr was Director of Business Development for Life Asset Group in Miami, Florida; a premier life settlement brokerage firm.  He joined Life Asset Group when it was a start-up operation and in his position as Director of Business Development, Mr. Dorr transformed the firm from a start-up operation of one employee, to a profitable operation of 22 employees within two years.

Brian Dorr, (24), has been with Life Exchange since March 2005. For the past two years, he has served as Vice President of Product Development for Life-Exchange where his primary focus has been on the development the Life-Exchange software application. In addition, Mr. Brian Dorr is responsible for all customer service and client side activities. For the three years prior to joining Life-Exchange, Mr. Dorr was employed by Life Asset Group in Miami, Florida; one of the nation’s largest life settlement brokerage firms based in Miami, Florida. At Life Asset Group, he was responsible for the creation and management of the firm's Case Coordination Department.  In addition to his management duties, Mr. Dorr was responsible for sourcing, recommending and implementing software applications to streamline case management. Mr. Dorr was also a member of the firm’s in-house design committee responsible for design and improvements to the firm’s Customer Resource Management system.

           Jean-Marc Golden, (40), has been with Life Exchange since March 2005. For the past two years, Mr. Golden has been Vice President and Chief Operating Officer for Life-Exchange. Over this period, Mr. Golden has been primarily responsible for management of the company's day-to-day operations, including marketing, software development, production and personnel. Prior to joining Life-Exchange, Mr. Golden was a New York based management consultant specializing in product development and commercialization, client development and organizational audits.  His clients consisted of both Fortune 500 companies and entrepreneurial ventures, including Deloitte & Touche, Lois Law, American Lawyer Media, Wasserstein Perella & Co., MTV, and Viacom. During this period, Mr. Golden has also served as a Board Member for The Sam and Adele Golden Foundation for the Arts, Inc., an internationally recognized 503(c) organization.

David Dorr, Brian Dorr, and Cameron Dorr, an investor in the company, are brothers. David Dorr owns 42.8% of the outstanding common shares of the company; Brian Dorr owns 12.3% of the outstanding common shares of the company; and Cameron Dorr owns .6% (less than 1%) of the outstanding common shares company as of September 27, 2007.

Code of Ethics

We have not yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our three directors, David Dorr, Brian Dorr and Jean-Marc Golden, have chosen not to adopt such a code of ethics because they are also our principal executive officer and principal financial officer as well as our only two employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent (10%) beneficial owners to file reports with the SEC regarding their ownership and changes in ownership of their equity securities of the Company and to furnish to the Company copies of such reports. Based solely upon our review of the copies of such reports, we believe that during the 2007 fiscal year, all directors, executive officers and ten percent (10%) beneficial owners have complied with such filing requirements.

Item 10.	Executive Compensation

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (principal executive officer),  and the two (2) other most highly compensated executive officers with compensation in excess of $100,000 for the years ended June 30, 2007 and 2006 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Dorr	2007	84,684	0	0	0	0	0	0	84,684
	2006	17,589	0	0	0	0	0	0	17,589
Brian Dorr	2007	83,908	0	0	0	0	0	0	83,908
	2006	17,589	0	0	0	0	0	0	17,589
Jean-Marc Golden	2007	80,700	0	0	0	0	0	0	80,700
	2006	17,589	0	0	0	0	0	0	17,589

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of June 30, 2007:

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2007
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested (#)
David Dorr	none	none	none	none	none	none	none	none	none
Brian Dorr	none	none	none	none	none	none	none	none	none
Jean-Marc Golden	none	none	none	none	none	none	none	none	none

Compensation of Directors

We do not compensate our directors for service on our Board of Directors.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
David Dorr	None	None	None	None	None	None	None
Brian Dorr	None	None	None	None	None	None	None
Jean-Marc Golden	None	None	None	None	None	None	None

We do not have employment contracts with any executive officers.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of September 27, 2007, the number of outstanding common shares of the Company beneficially owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding common shares, (ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Percent of class(2)
common	David Dorr	75,680,000	42.826%
common	Vantage Group Ltd. (3)	45,000,000	25.465%
common	Brian Dorr	21,820,000	12.348%
common	Jean-Marc Golden	10,500,000	5.942%
Officers and directors as a group (3 persons)		108,000,000	61.116%

(1)  Address of those listed is c/o Life Exchange, Inc., 2001 Biscayne Blvd., Suite 2102, Miami, FL 33137
(2)  Based on an aggregate of 176,715,000 common shares outstanding as of October 1, 2007.
(3)  Lyle Hauser is the sole shareholder, officer and director of Vantage Group, Ltd.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None
Equity compensation plans not approved by security holders	None
Total

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

David Dorr, Brian Dorr, and Cameron Dorr, an investor in the company, are brothers. David Dorr owns 42.8% of the outstanding common shares of the company; Brian Dorr owns 12.3% of the outstanding common shares of the company; and Cameron Dorr owns .6% (less than 1%) of the outstanding common shares company as of September 27, 2007.

David Dorr is the primary developer of the online exchange platform concept.  On March 29, 2006 Mr. Dorr entered into an Assignment by Inventor agreement whereby the ownership of the Patent Application that had been filed with the U.S. Patent office on July 21, 2004, patent Application No. 10/895112 and associated intellectual property rights were transferred to the Company. Mr. Dorr assigned the patent rights for the nominal consideration of $1.00.

Item 13.	Exhibits.

     (A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT
NUMBER	DESCRIPTION

2.1	Exchange Agreement dated December 22, 2005*
2.2	Agreement and Plan of Merger (Short Form Merger) dated March 29, 2006*
3.1	Articles of Incorporation of Life Exchange, Inc. Delaware dated January 20,2005*
3.2	Amendment to Articles of Life Exchange, Inc. Delaware dated April 6, 2005*
3.3	Amended and Restated Articles of Incorporation of Life Exchange, Inc., Nevada,dated November 14, 2005*
3.4	By-Laws*
10.1	Stock Purchase Agreement dated March 8, 2006*
10.2	Assignment by Inventor dated March 31, 2006*
10.3	Form of Broker User Agreement*
10.4	Form of Provider User Agreement*
23.1	Consent of Auditor*
31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 as adoptedpursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350
_______________
* Previously filed

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Jewett, Schwartz, Wolfe & Associates for the fiscal years ended May 31, 2007 and 2006 are set forth below.  The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

	Fiscal Year Ending	Fiscal Year Ending

	June 30, 2007	June 30, 2006
Audit Fees	$22,300	$15,500

Audit-Related Fees	None	None

Tax Fees	None	None

TOTAL	$22,300	$15,500

Audit Fees for the fiscal years ended June 30, 2007 and 2006 were for professional services rendered for the audits of the consolidated financial statements of the Company, quarterly review of the financial statements included in Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year end audit of the consolidated financial statements.

Audit-Related Fees as of the fiscal years ended June 30, 2007 and 2006 were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

Tax Fees as of the fiscal years ended June 30, 2007 and 2006 were for professional services related to tax compliance, tax authority audit support and tax planning.

There were no fees that were classified as All Other Fees as of the fiscal years ended June 30, 2007 and 2006.

As the Company does not have a formal audit committee, the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2- 1(c)(7)(i)(C) under Regulation S-X. Further, as the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Jewett, Schwartz, Wolfe & Associates as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Jewett, Schwartz, Wolfe & Associates in 2007 were approved by the Board of Directors.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Exchange, Inc.

/s/ David Dorr
By:  David Dorr
President, Chief Executive Officer
Date: October 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David Dorr
By:  David Dorr, Director
Date:  October 2, 2007

/s/ Brian Dorr
By:  Brian Dorr, Director
Date:  October 2, 2007

/s/ Jean-Marc Golden
By:  Jean-Marc Golden, Director
Date:  October 2, 2007