Form 10QSB
period 2007-09-30
Life Exchange Inc
filed 2007-11-14
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For The Quarterly Period Ended September 30, 2007

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For The Transition Period From _____________ To _____________

Commission file number: 000-52394

Life Exchange, Inc.
(Name of small business issuer in its charter)

Nevada	20-2602277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Biscayne Boulevard, Suite 2102, Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

(866) 907-9766
Issuer’s telephone number

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ☐ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2007, there were 176,715,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes ☐   No ☒

LIFE EXCHANGE, INC.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE   RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Life Exchange, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Table of Contents

Consolidated Balance Sheet	F – 2

Consolidated Statements of Revenue and Expense	F – 3

Consolidated Statements of Changes in Shareholders’ Deficit	F – 4

Consolidated Statements of Cash Flow	F – 5

Consolidated Notes to Financial Statements	F – 6 - 9

LIFE EXCHANGE, INC.
CONSOLIDATED BALANCE SHEETS

September 30,
2007
(uaudited)
ASSETS

CURRENT ASSETS
Cash	$2,578
Accounts receivables	335,403
Prepaid expenses	2,750
TOTAL CURRENT ASSETS	340,731

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	10,184
OTHER ASSETS, NET	13,260

TOTAL ASSETS	$364,175

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$28,515
Accrued expenses, payroll, related taxes and interest	347,670
TOTAL CURRENT LIABILITIES	376,185

NOTE PAYABLE-RELATED PARTY	455,000

TOTAL LIABILITIES	831,185

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares. No shares issued and outstanding	-
Common stock $.001 par value
Authorized 250,000,00 shares;
176,715,000 shares issued and outstanding	176,715
Additional paid-in capital	185,764
Accumulated deficit	(829,489)
TOTAL SHAREHOLDERS' DEFICIT	(467,010)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$364,175

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Three Months Ended September 30,
	2007	2006

NET REVENUE	$383,990	$1,720

COSTS AND EXPENSES
Cost of net revenue
Product development	-	8,113
Internet hosting	5,668	6,038
Other costs of net revenue	1,000	2,014
	6,668	16,165
Costs of sales and marketing
Travel and entertainment	6,836	5,644
Telephone and communication	2,494	1,421
Dues, subscriptions and memberships	691	4,558
Other costs of sales and marketing	12,879	566
	22,900	12,189
Costs of administration
Legal and professional fees	20,218	22,754
Payroll expenses	83,294	96,340
Office expenses	10,654	25,699
Insurance	484	24,302
Other cost of administration	1,417	9,367
	116,067	178,462

TOTAL COSTS AND EXPENSES	145,635	206,816

OPERATING INCOME (LOSS)	238,355	(205,096)

OTHER INCOME (EXPENSE)
Refunds received and other fees	-	-
Interest income	-	703
Write down of office equipment	-	-
Interest expense	(8,490)	-
	(8,490)	703

NET INCOME (LOSS)	$229,865	$(204,393)

Weighted Average Shares Outstanding	176,715,000	176,715,000

Basic and Fully Diluted Net Loss Per Share	$0.001	$(0.001)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Year Ended June 30, 2007 and the Three Months Ended September 30, 2007

	Common Stock		Additional	Accumulated	Shareholder's
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2006	176,715,000	$176,715	$185,764	$(348,311)	$14,168

Net loss for the year	-	-	-	(711,043)	(711,043)

BALANCE AT JUNE 30, 2007	176,715,000	$176,715	$185,764	$(1,059,354)	$(696,875)

Net income for September 30, 2007	-	-	-	229,865	229,865

BALANCE AT SEPTEMBER 30, 2007	176,715,000	$176,715	$185,764	$(829,489)	$(467,010)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities:
NET INCOME (LOSS)	$229,865	$(204,393)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	982	2,376
Amortization of intangible assets	167	167
Allowance for bad debts	58	-
Changes in operating assets and liabilities:
Trade accounts receivable	(331,418)	(1,072)
Trade accounts payable	3,650	(6,269)
Accrued expenses, payroll, related taxes and interest	81,077	(9,715)
Net cash used in operating activities	(15,619)	(218,906)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	(4,197)
Costs of patent	-	-
Security deposits given	-	-
Net cash used in investing activities	-	(4,197)

Cash Flow From Financing Activities:
Note proceeds-related party	5,000	300,000
Capital investment	-	-
Net cash provided by investing activities	5,000	300,000

NET (DECREASE) INCREASE IN CASH	(10,619)	76,897
CASH AT BEGINNING OF THE PERIOD	13,197	(1,523)

CASH AT END OF PERIOD	$2,578	$75,374

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements

LIFE-EXCHANGE, INC.
Consolidated Notes to Financial Statements
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background– On January 19, 2005 (“date of inception”), Life Exchange, Inc., (the Company) was organized under the laws of the State of Delaware as a corporation.  Life Exchange was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of secondary life insurance.

On September 27, 2007, the Company formed LFX Insurance Services, LLC (“LFXIS”) a Nevada limited liability corporation as a wholly-owned subsidiary.  LFXIS was formed to process the “structured finance” segment related to the Company’s core life settlement business.  Structured finance transactions involve an extension of the services provided to customer base for customer driven transactions executed through the Company’s exchange platform.  Structured finance transactions involve utilizing the skill sets of the Company’s personnel to both advise and structure an appropriate transaction that accommodates the goals of the parties involved.  The Company incurred minimal expenses in establishing the subsidiary.

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2008.

Going Concern - As shown in the accompanying financial statements, during the three months ended September 30, 2007 (Q1 2008), the Company continued its efforts to commercialize its online exchange platform and launched its newly established wholly owned subsidiary.  Consequently the Company recorded revenue of $383,990 for the Q1 2008.  September 30, 2007 indicated a total shareholders’ deficit of $467,010 and a net working capital deficit of $35,454.  Although the Company has recognized consolidated net income of $229,865 for Q1 2008 resulting in its first profitable quarter, until sustainable profitable operations are reasonably probable, these factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

LIFE-EXCHANGE, INC.
Notes to Consolidated Notes to Financial Statements
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Management’s plans in regard to this matter are to continue to pursue structured finance transactions and if necessary to raise equity capital, seek debt financing and to form strategic relationships and alliances in order to continue the commercialization of its online exchange platform in an effort to generate positive cash flow.  Until its online exchange platform becomes commercially viable or the newly formed structured finance transactions prove sustainable and continue to generate sufficient revenues, the Company must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain its operations.  However, there can be no assurance that management’s plans will be successful.

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

LIFE-EXCHANGE, INC.
Notes to Consolidated Notes to Financial Statements
For the Three Months Ended September 30, 2007 and 2006
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

Recent Accounting Pronouncements–

Fair value option for financial assets and financial liabilities

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities - an Amendment of SFAS No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by mitigating volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 will have a material impact on financial position, results of operations or cash flows.

NOTE B – LONG TERM NOTE PAYABLE-RELATED PARTIES

On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and was retroactively amended to mature on November 15, 2008 and quarterly interest installments due September 30, 2006 through November 15, 2008 are waived.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows:

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

LIFE-EXCHANGE, INC.
Notes to Consolidated Notes to Financial Statements
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

NOTE B – LONG TERM NOTE PAYABLE-RELATED PARTIES (Cont’d)

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and was retroactively amended to mature on November 15, 2008 and quarterly interest installments due through November 15, 2008 are waived.  The note may be extended to April 30, 2009 at the option of the holder.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  The note may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as the $150,000 note.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

Life Exchange, Inc. (“we” or “Life Exchange”) was incorporated in Delaware in January 2005 to develop technology related to a computerized auction process that efficiently facilitates the business-to-business sale of life insurance policies in a secondary market.

A viatical and/or life settlement transaction is the sale to a third party of an existing life insurance policy for more than its cash surrender value but less than its net death benefit. The insurance industry generally uses the term viatical settlement to refer to a transaction involving the terminally or chronically ill insured and the term life settlement to refer to a transaction involving an insured who is not terminally or chronically ill, but generally over the age of sixty five (65).

By selling the policy, the policyholder receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies

We are an Internet-based, business-to-business exchange for the life settlement industry. By providing a secure, efficient, electronic trading platform specifically designed for life settlements, we address many of the inefficiencies and difficulties currently facing the industry.

Licensed brokers, on behalf of their clients, register and submit to us information and documentation on life insurance policies which they are seeking to sell. We provide brokers a means by which to shop their client's policies to the entire community of buyers and sell them to the highest bidder. Our automated listing and auction processes encourage bidding on policies as it allows more buyers into the marketplace, and thus, we help to create greater value for policy owners.

On the buy side of the transaction process, licensed providers register and list the criteria that they use in evaluating the feasibility of purchasing life insurance policies. To that end, we provide a cost effective means to sort and filter through thousands of policies in minutes - not months; thereby allowing providers to focus on just those policies most appropriate to their needs.

After a policy has been registered and submitted to auction, the policy enters a preview period which allows all potential buyers the opportunity to underwrite the policy. After this preview period, the policy enters a live auction period where providers are able to bid against each other for the right to purchase the life insurance policy in a real-time, online auction.

At such time that a provider locates and successfully bids on a life insurance policy, the provider then negotiates and enters into a contract with the broker. We do not participate in that negotiation.

For the quarter ending September 30, 2007, we have generated net revenue in the amount of $383,990.

We generate fees based on three primary revenue streams: (a) transaction fees, (b) listing fees, and (c) news distribution fees. The fee structure for each of these revenue streams is designed to provide both brokers (sellers) and providers (buyers) with a compelling cost justification to use Life-Exchange as their primary means to execute life settlement transactions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Results of Operations

Three Months Ended September 30, 2007 (Q1 2008) Compared to Three Months Ended September 30, 2006 (Q1 2007)

Revenues  Revenue increased $382,271 (22,231.2%) to $383,990 (Q1 2008) from $1,720 (Q1 2007).  The Company commenced commercial operations during the second quarter of its 2007 fiscal year and during the period Q1 2008 it established a new service line of structured finance fees.  The Company generates revenue from auction transactions, setup fees and newsletters.  The bulk of this increase in revenue is from structured finance and transaction fees.

Costs of Revenue  Costs of revenue decreased $9,479 (58.8%) to $6,668 (Q1 2008) from $16,165 (Q1 2007).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  Costs of revenue decreased primarily due to reduction in product development costs as the product became commercially functional.

Sales and Marketing Costs  Sales and marketing costs increased $10,710 (87.9%) to $22,899 (Q1 2008) from $12,190 (Q1 2007).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  Sales and marketing costs increased primarily due to increased expenditures for organization memberships and other marketing costs design to promote the business.  In addition, the Company incurred additional sales and marketing costs associated with promoting and securing additional structured finance fees, a new product line initiated in Q1 2008.

Administration Costs  Administration costs decreased $62,395 (35.0%) to $116,067 (Q1 2008) from $178,462 (Q1 2007).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  Administration costs decreased primarily due to executive staff reduction, decreased office expenses and cancellation of redundant insurance.
Other Income (Expense)  Other income (expense) reported an increased expense of $9,194 (1,307.2%) to $8,490 (Q1 2008) expense from $703 (Q1 2007) income. Other income (expense) consists of Refunds received and interest expense.  Refunds resulted from the return of certain professional fees incurred in the previous year.  Refunds received were offset by increased interest expense due to increased borrowings.

Net Loss  Net Income increased $434,260 (212.5%) to a net income of $229,866 (Q1 2008) from a net loss of $204,395 (Q1 2007).  Net income increased primarily as a result of increased revenues ($382,271) and reduced administration costs ($62,395).

Liquidity and Capital Resources and Plan of Operations

Overview  The Company’s net working capital increased $236,014 (86.7%) to a $35,454 deficit at September 30, 2007 from a $271,468 deficit at September 30, 2006.  The Company reported $2,578 in cash at September 30, 2007, which represents the remaining proceeds of the $150,000 loan received on April 2, 2007 from Vantage Group Ltd., an investor.

Although operational, the Company has realized its first profitable quarter since inception, it is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net income from operations of $229,866 for the three months ended September 30, 2007 and a shareholders’ deficit of $467,010, which is an improvement from a shareholders’ deficit of $696,875 as of June 30, 2007.  It will take several quarters of revenues at volumes consistent with Q1 2008 to offset these accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Q1 2008

Cash Flows From Operating Activities  Net cash used in operations decreased $203,287 (92.9%) to $15,619 (Q1 2008) net cash used from $218,906 (Q1 2007) net cash used.  The decrease in net cash used in operations results primarily from the increased net income of $434,259.  As previously discussed, net income increased primarily as a result of increased revenues ($382,271) and reduced administration costs ($62,395) and was partially offset by increased working capital requirements.  Additional working capital was used to support increased revenues in the form of increased accounts receivables ($330,346) that was partially offset by working capital provided by increased accruals ($90,791) and increased payables ($9,920).

Cash Flows From Investing Activities  Net cash used in investing decreased $4,197 (100.0%) to $0 (Q1 2008) net cash used from $4,197 (Q1 2007) net cash used.  The decrease results from reductions in capital additions.

Cash Flows From Financing Activities  Net cash provided by financing decreased $295,000 (98.3%) to $5,000 (Q1 2008) net cash provided from $300,000 (Q1 2007) net cash provided.  The decrease results from the reduction in borrowings in Q1 2008.

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

Due to improving revenues, the Company only required a small advance of $5,000 in Q1 2008.

OFF BALANCE SHEET TRANSACTIONS

The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

ITEM 2.    DESCRIPTION OF PROPERTY

Our executive offices are located at 2001 Biscayne Blvd., Suite 2102 Miami, FL 33137. This office consists of 1400 square feet and is leased for 12 months and expires at the end of May 2008

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive and Chief Financial Officer, David Dorr and Brian Dorr, respectively, have reviewed the Company’s disclosure controls and procedures for the quarter ended September 30, 2007. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

none

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

none

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

none

ITEM 5.    OTHER INFORMATION

none

Item 6.    Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Exchange, Inc.
/s/ David Dorr
By: David Dorr
Chief Executive Officer, Chief Financial Officer, President, Director
Date: November 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David Dorr
By: David Dorr
Chief Executive Officer, Chief Financial Officer, President, Director
Date: November 13, 2007

/s/ Brian Dorr
By: Brian Dorr
Secretary, Director
Date: November 13, 2007

/s/ Jean Marc Golden
By: Jean Marc Golden
Vice Pres., Chief Operating Officer, Director
Date: November 13, 2007