Form 10QSB
period 2007-12-31
Life Exchange Inc
filed 2008-02-14
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2007

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:                                                      000-52394

LIFE EXCHANGE, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	20-2602277
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2001 Biscayne Blvd., Suite 2102,	Miami, FL 33137
 (Address of principal executive offices)

(866) 907-9766 b

 (Issuer’s telephone number)

 (Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [_]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [_]   No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 15, 2008, there were 176,715,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format   Yes [_]   No [X]

LIFE EXCHANGE, INC.
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Securities Holders

Item 5. Other Information

Item 6. Exhibits

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31,
2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$143,805
Accounts receivables	179,625
Prepaid expenses	2,750
TOTAL CURRENT ASSETS	326,180

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	14,080
OTHER ASSETS, NET	13,092

TOTAL ASSETS	$353,352

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$21,390
Accrued expenses, payroll, related taxes and interest	310,698
TOTAL CURRENT LIABILITIES	332,088

NOTE PAYABLE RELATED PARTY	455,000

TOTAL LIABILITIES	787,088

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares. No shares issued and outstanding	-
Common stock $.001 par value
Authorized 250,000,00 shares.
176,715,000 shares issued and outstanding	176,715
Additional paid-in capital	185,764
Accumulated deficit	(796,215)
TOTAL SHAREHOLDERS' DEFICIT	(433,736)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$353,352

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUE	$308,276	$131,202	$692,267	$132,922

COSTS AND EXPENSES
Cost of net revenue
Product development	5,000	5,100	5,000	13,213
Internet hosting	6,089	5,606	11,757	11,644
Other costs of net revenue	1,400	4,720	2,400	6,734
	12,489	15,426	19,157	31,591
Costs of sales and marketing
Travel and entertainment	15,842	8,122	22,678	13,766
Telephone and communication	3,755	2,632	6,249	4,053
Dues, subscriptions and memberships	6,517	2,818	7,208	7,376
Other costs of sales and marketing	45,684	445	58,563	1,011
	71,798	14,017	94,698	26,206
Costs of administration
Legal and professional fees	52,169	31,036	72,387	53,790
Payroll expenses	94,088	17,173	177,383	113,513
Office expenses	16,595	14,024	27,249	39,723
Insurance	10,867	12,438	11,351	36,739
Other cost of administration	8,435	(4,760)	9,852	4,608
	182,154	69,911	298,222	248,373

TOTAL COSTS AND EXPENSES	266,441	99,354	412,077	306,170

OPERATING INCOME (LOSS)	41,835	31,848	280,190	(173,248)

OTHER INCOME (EXPENSE)
Refunds received and other fees	-	13,300	-	13,300
Interest income	236	47	236	750
Interest expense	(8,796)	(10,299)	(17,287)	(10,299)
Write down of office equipment	-	-	-	-
	(8,560)	3,048	(17,051)	3,751

NET INCOME (LOSS)	$33,275	$34,896	$263,139	$(169,497)

Weighted Average Shares Outstanding	176,715,000	176,715,000	176,715,000	176,715,000

Basic and Fully Diluted Net Earnings (Loss) Per Share	$0.000	$0.000	$0.001	$(0.001)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Year Ended June 30, 2007 and the Six Months Ended December 31, 2007

	Common Stock			Additional	Accumulated	Shareholders'
	Shares	$		Paid In Capital	Deficit	Deficit
BALANCE AT JUNE 30, 2006	176,715,000		$176,715	$185,764	$(348,311)	$14,168

Net Loss for the year ended June 30, 2007	-		-	-	(711,043)	(711,043)

BALANCE AT JUNE 30, 2007	176,715,000		176,715	185,764	(1,059,354)	(696,875)

Net Income for the period ended December 31. 2007	-		-	-	263,139	263,139

BALANCE AT DECEMBER 31, 2007 (Unaudited)	176,715,000		$176,715	$185,764	$(796,215)	$(433,736)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
NET INCOME (LOSS)	$263,139	$(169,497)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,958	4,746
Amortization of intangible assets	334	333
Allowance for bad debts	4,731	-
Changes in operating assets and liabilities:
Trade accounts receivable	(180,313)	(127,272)
Prepaid expenses	-	(60)
Trade accounts payable	(3,473)	2,844
Accrued expenses, payroll,related taxes and interest	44,105	5,056
Net cash provided by (used in) operating activities	130,481	(283,850)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(4,873)	(4,197)
Net cash used in investing activities	(4,873)	(4,197)

Cash Flow From Financing Activities:
Net proceeds related party	5,000	300,000
Net cash provided by financing activities	5,000	300,000

NET (DECREASE) INCREASE IN CASH AND EQUIVILANTS	130,608	11,953
Cash and cash equiviliants at beginning of the period	13,197	(1,523)

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$143,805	$10,430

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH AND FINANCING ACTIVITIES
None	$-	$-

The accompanying notes are an integral part of these financial statements

LIFE-EXCHANGE, INC.
Consolidated Notes to Financial Statements
For the Three and Six Months Ended December 31, 2007 and 2006
 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Background – On January 19, 2005 (“date of inception”), Life Exchange, Inc., (the Company) was organized under the laws of the State of Delaware as a corporation.  Life Exchange was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of secondary life insurance.

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

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of December 31, 2007 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2008.

Going Concern - As shown in the accompanying financial statements, during the six months ended December 31, 2007 (QTD 2008), the Company continued its efforts to commercialize its online exchange platform and launched its newly established wholly owned subsidiary.  Consequently the Company recorded revenue of $692,267 for QTD 2008.  December 31, 2007 indicated a total shareholders’ deficit of $433,736 and a net working capital deficit of $5,908.  Although the Company has recognized consolidated net income of $263,139 for QTD 2008 resulting in its second profitable quarter,  until sustainable profitable operations are reasonably probable, these factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

LIFE-EXCHANGE, INC.
Consolidated Notes to Financial Statements
For the Three and Six Months Ended December 31, 2007 and 2006
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

LIFE-EXCHANGE, INC.
Consolidated Notes to Financial Statements
For the Three and Six Months Ended December 31, 2007 and 2006
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

Impairment of Long-lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2007 the Company believes that there has been no impairment of its long-lived assets.

Comprehensive Income (Loss) - The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

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

LIFE-EXCHANGE, INC.
Consolidated Notes to Financial Statements
For the Three and Six Months Ended December 31, 2007 and 2006
 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements –

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management does not anticipate that SFAS 141 (Revised) will have an impact on the Company’s financial statements upon adoption.

NOTE B – LONG TERM NOTE PAYABLE-RELATED PARTIES

On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and was retroactively amended to mature on April 15, 2009 and quarterly interest installments due through April 15, 2009 are waived.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows:

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

NOTE B – LONG TERM NOTE PAYABLE-RELATED PARTIES (Cont’d)

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and was retroactively amended to mature on April 15, 2009 and quarterly interest installments due through April 15, 2009 are waived.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  The note may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as the $150,000 note.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

Life Exchange, Inc. (“we” or “Life Exchange”) was incorporated in Delaware in January 2005 to develop technology related to a computerized auction process that efficiently facilitates the business-to-business sale of life insurance policies in a secondary market.  In September 2007 we expanded operations to include “structured  finance”.

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

Licensed brokers, on behalf of the policyholders, register and submit to us information and documentation on life insurance policies which they are seeking to sell. We provide brokers a means by which to shop their client's policies to the entire community of buyers and sell them to the highest bidder. Our automated listing and auction processes encourage bidding on policies as it allows more buyers into the marketplace, and thus, we help to create greater value for policy owners.

By selling the policy, the policyholder/insured receives an immediate cash payment to use as he or she wishes. The buyer takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies

On the buy side of the transaction process, licensed providers register and list the criteria that they use in evaluating the feasibility of purchasing life insurance policies. To that end, we provide a cost effective means to sort and filter through thousands of policies in minutes - not months; thereby allowing providers to focus on just those policies most appropriate to their needs.

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

On September 27, 2007, we formed LFX Insurance Services, LLC (“LFXIS”), a Nevada limited liability company, to process the “structured finance” segment related to our core life settlement business.  Structured finance transactions involve an extension of the services provided to customer base for customer driven transactions executed through our exchange platform.  These transactions involve utilizing the skill sets of our personnel to both advise and structure an appropriate transaction that accommodates the goals of the parties involved.  We incurred minimal expenses in establishing the subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 (Q2 2008)
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006 (Q2 2007)

Revenues increased $177,074 (135%) to $308,276 (Q2 2008) from $131,202 (Q2 2007).  The Company currently operates two service lines, its original exchange transaction platform service line, which commenced commercial operations during the second quarter of fiscal 2007 and a new service line of structured finance fees, which commenced operations during the first quarter of fiscal 2008.  Approximately 95% of Q2 2008 revenue or $290,302 was from structured finance fees and comprises the entire increase.  The increase was partially offset by a decrease in exchange transaction fees and other service fees.

Costs of Revenue decreased $2,937 (19%) to $12,489 (Q2 2008) from $15,426 (Q2 2007).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The decrease was primarily due to a reduction in exchange administration costs as a result of the reduced volume.

Sales and Marketing Costs increased $57,781 (412%) to $71,798 (Q2 2008) from $14,017 (Q2 2007).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was primarily due to increased commissions associated with the new structured finance fee line; increased expenditures for organization memberships and other marketing costs design to promote the business; and increased travel and entertainment expenses incurred to promote growth.

Administration Costs increased $112,243 (161%) to $182,154 (Q2 2008) from $69,911 (Q2 2007).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The increase was primarily due to $76,915 increased payroll costs to reflect an appropriate compensation level for its executive staff; $21,133 increased legal and professional fees associated with increased transactions; and $14,196 increased office expenses and other administration costs.

Other Income (Expense) reported an increased expense of $11,608 (381%) to $8,560 expense (Q2 2008) from $3,048 income (Q2 2007). Other income (expense) consists of refunds received, interest income and interest expense.  The increased expense resulted from the return of $13,300 of certain professional fees in Q2 2007, which did not occur in Q2 2008 and was partial offset by interest expense.

Net Income (Loss) decreased $1,621 (4%) to $33,275 net income (Q2 2008) from $34,896 net income (Q2 2007).  The decrease is a result of increased operating income of $9,984 offset by an increase in other expenses as discussed above.

SIX MONTHS ENDED DECEMBER 31, 2007
COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

Revenues increased $559,345 (421%) to $692,267 (QTD 2008) from $132,922 (QTD 2007).  The Company currently operates two service lines, its original exchange transaction platform service line, which commenced commercial operations during the second quarter of fiscal 2007 and a new service line of structured finance fees, which commenced operations during the first quarter of fiscal 2008.  Approximately 83% of QTD 2008 revenue or $571,937 was from structured finance fees and comprises the entire increase.  The increase was partially offset by a small decrease in exchange transaction fees and other service fees.

Costs of Revenue decreased $12,434 (39%) to $19,157 (QTD 2008) from $31,591 (QTD 2007).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The decrease was primarily due to an $8,213 reduction in product development costs as a result of commercializing the exchange platform during the second quarter of fiscal 2007 along with overall reductions in administration and other costs.

Sales and Marketing Costs increased $68,492 (261%) to $94,698 (QTD 2008) from $26,206 (QTD 2007).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was primarily due to increased commissions associated with the new structured finance fee line; increased expenditures for organization memberships and other marketing costs design to promote the business; and increased travel and entertainment expenses incurred to promote growth.

Administration Costs increased $49,849 (20%) to $298,222 (QTD 2008) from $248,373 (QTD 2007).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The increase was primarily due to $63,870 increased payroll costs to reflect an appropriate compensation level for its executive staff; $18,859 increased legal and professional fees associated with increased transactions; and $32,618 decreased office expenses and other administration costs.

Other Income (Expense) reported an increased expense of $20,802 (554%) to $17,051 expense (QTD 2008) from $3,751 income (QTD 2007). Other income (expense) consists of refunds received, interest income and interest expense.  The increased expense resulted from the return of $13,300 of certain professional fees in Q2 2007 which did not occur in QTD 2008 in addition to increased interest expense.

Net Income (Loss) increased $432,636 (255%) to $263,139 net income (QTD 2008) from $169,497 net loss (QTD 2007).  The increase is a result of increased operating income of $453,438 offset by a $20,802 increase in other expenses as discussed above.

Liquidity and Capital Resources and Plan of Operations

Overview.  The Company’s net working capital increased $265,560 (98%) to a $5,908 deficit at December 31, 2007 from a $271,468 deficit at December 31, 2006.  The Company reported $143,805 in cash at December 31, 2007, which represents collections of earned revenue primarily from the new service line of structured finance fees, which commenced operations during the first quarter of fiscal 2008.

Although operational, the Company has realized its second profitable quarter since inception, it is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net income from operations of $263,139 for the six months ended December 31, 2007 and a shareholders’ deficit of $433,736, which is an improvement from a shareholders’ deficit of $696,875 as of June 30, 2007.  It will take several quarters of revenues at volumes consistent with Q1 and Q2 2008 to offset these accumulated deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to continue to raise equity capital and seek strategic relationships and alliances in order to further enhance the commercialization of its exchange platform in an effort to generate positive cash flow.  Until its technologies become fully commercially viable and marketing efforts generate sufficient transaction volume, the Company may need to seek additional equity infusions in order to provide adequate liquidity to sustain its operations.

Cash Flows for the QTD 2008

Cash Flows From Operating Activities. Net cash provided by operating activities increased $414,331 (146%) to $130,481 (QTD 2008) net cash provided from $283,850 (Q2 2007) net cash used.  The increase resulted primarily from increased net income of $432,636 (as discussed above), partially offset by non-cash reconciling items and increased working capital requirements.  Additional working capital was used in QTD 2008 to support increased revenues in the form of increased accounts receivables ($180,313) that was partially offset by increased accrued expenses ($44,105) and increased accounts payables ($3,473).

Cash Flows From Investing Activities.  Net cash used in investing increased $676 (16%) to $4,873 (QTD 2008) net cash used from $4,197 (QTD 2007) net cash used.  The increase results from capital additions.

Cash Flows From Financing Activities.  Net cash provided by financing decreased $295,000 (98.3%) to $5,000 (QTD 2008) net cash provided from $300,000 (QTD 2007) net cash provided.  The decrease results from the reduction in borrowings in QTD 2008.

Financing.  On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and has been amended to mature on April 15, 2009.  The Holder of this Note is entitled, at its option, to convert the principal amount of this Note or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria as follows measured during December, 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

On April 2, 2007, the Company entered into a second note agreement with Vantage Group Ltd. to provide $150,000 of additional financing.  The terms of the note provide for 7% interest payable quarterly.  The note is unsecured and has been amended to mature on April 15, 2009.  The note also provides Vantage with conversion rights based on the Company attaining certain performance criteria.

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

The Company’s Chief Executive and Chief Financial Officer, David Dorr and Brian Dorr, respectively, have reviewed the Company’s disclosure controls and procedures for the quarter ended December 31, 2007. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

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

Item 6.  Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION

31.1           Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2           Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1           Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2           Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Exchange, Inc.

/s/ David Dorr
By:  David Dorr
Chief Executive Officer, President, Director
Date: February 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David Dorr
By:  David Dorr
Chief Executive Officer, President, Director
Date: February 14, 2008

/s/ Brian Dorr
By:  Brian Dorr
Secretary, Chief Financial Officer, Director
Date: February 14, 2008

/s/ Jean Marc Golden
By:  Jean Marc Golden
Vice Pres., Chief Operating Officer, Director
Date: February 14, 2008