Form 10-Q
period 2008-03-31
Life Exchange Inc
filed 2008-05-15
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q
_______________________
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:   000-52394

LIFE EXCHANGE, INC.

(Exact name of registrant business issuer as specified in its charter)

Nevada	20-2602277
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

2001 Biscayne Blvd., Suite 2102, Miami, FL	33137
(Address of principal executive offices)	(zip code)

(866) 907-9766

 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
           Yes [  ]     No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2008, there were 176,715,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

LIFE EXCHANGE, INC.
For The Quarterly Period Ended March 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

PART I
FINANCIAL INFORMATION

Item 1.                    Financial Statements

LIFE EXCHANGE, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2008	2007
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$191,716	$13,197
Accounts receivables	176,773	4,043
Prepaid expenses	2,750	2,750
TOTAL CURRENT ASSETS	371,239	19,990

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	17,758	11,166
OTHER ASSETS, NET	12,926	13,427

TOTAL ASSETS	$401,923	$44,583

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$36,754	$24,865
Accrued expenses, payroll, related taxes and interest	274,916	266,593
TOTAL CURRENT LIABILITIES	311,670	291,458

NOTE PAYABLE-RELATED PARTY	455,000	450,000

TOTAL LIABILITIES	766,670	741,458

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,000 shares. No shares issued and outstanding	-	-
Common stock $.001 par value
Authorized 250,000,000 shares;
176,715,000 shares issued and outstanding	176,715	176,715
Additional paid-in capital	185,764	185,764
Accumulated deficit	(727,226)	(1,059,354)
TOTAL SHAREHOLDERS' DEFICIT	(364,747)	(696,875)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$401,923	$44,583

The accompanying notes are an integral part of these financial statements.

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

NET REVENUE	$312,718	$11,035	$1,004,984	$143,957

COSTS AND EXPENSES
Cost of net revenue
Product development	-	-	5,000	13,213
Internet hosting	6,420	5,903	18,178	17,547
Other costs of net revenue	602	3,874	3,002	10,609
	7,022	9,777	26,180	41,369
Costs of sales and marketing
Travel and entertainment	14,133	4,840	36,811	18,606
Telephone and communication	4,801	2,689	11,050	6,742
Dues, subscriptions and memberships	4,527	1,995	11,735	9,371
Other costs of sales and marketing	35,898	2,342	94,461	3,353
	59,359	11,866	154,057	38,072
Costs of administration
Legal and professional fees	26,234	49,208	98,621	102,998
Payroll expenses	116,003	62,648	293,385	176,161
Office expenses	13,301	12,357	40,550	52,080
Insurance	(7,369)	844	3,982	37,584
Other cost of administration	20,651	55,018	30,503	59,625
	168,820	180,075	467,041	428,448

TOTAL COSTS AND EXPENSES	235,201	201,718	647,278	507,889

OPERATING INCOME (LOSS)	77,517	(190,683)	357,706	(363,932)

OTHER INCOME (EXPENSE)
Refunds received and other fees	-	1,550	-	14,850
Interest income	158	-	394	750
Interest expense	(8,686)	(5,426)	(25,972)	(15,724)
TOTAL OTHER EXPENSES	(8,528)	(3,876)	(25,578)	(124)

NET INCOME (LOSS)	$68,989	$(194,559)	$332,128	$(364,056)

Weighted Average Shares Outstanding	176,715,000	176,715,000	176,715,000	176,715,000

Basic and Fully Diluted Net Loss Per Share	$ nil	$(0.001)	$0.002	$(0.002)

The accompanying notes are an integral part of these financial statements.

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Year Ended June 30, 2007 and the Nine Months Ended March 31, 2008

		Common Stock	Additional	Accumulated	Shareholder's
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2006 (Audited)	176,715,000	$176,715	$185,764	$(348,311)	$14,168

Net loss for the year ended June 30, 2007	-	-	-	(711,043)	(711,043)

BALANCE AT JUNE 30, 2007 (Audited)	176,715,000	$176,715	$185,764	$(1,059,354)	$(696,875)

Net income for period ended December 31, 2007	-	-	-	332,128	332,128

BALANCE AT MARCH 31, 2008 (Unaudited)	176,715,000	$176,715	$185,764	$(727,226)	$(364,747)

The accompanying notes are an integral part of these financial statements.

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities:
NET INCOME (LOSS)	$332,128	$(364,056)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,245	7,115
Amortization of intangible assets	501	500
Allowance for bad debts	4,731	-
Changes in operating assets and liabilities:
Trade accounts receivable	(177,461)	(30,773)
Prepaid expenses	-	(60)
Trade accounts payable	11,889	13,631
Accrued expenses, payroll, related taxes and interest	8,323	70,242
Net cash provided by (used in) operating activities	183,356	(303,401)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(9,837)	(4,197)
Net cash used in investing activities	(9,837)	(4,197)

Cash Flow From Financing Activities:
Note proceeds-related party	5,000	310,000
Net cash provided by investing activities	5,000	310,000

NET INCREASE IN CASH	178,519	2,402
CASH AT BEGINNING OF THE PERIOD	13,197	(1,523)

CASH AT END OF PERIOD	$191,716	$879

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
None

The accompanying notes are an integral part of these financial statements.

LIFE-EXCHANGE, INC.
Consolidated Notes to Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
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

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2008.

Going Concern - As shown in the accompanying financial statements, during the nine months ended March 31, 2008, the Company continued its efforts to commercialize its online exchange platform and launched its newly established wholly owned subsidiary.  Consequently, the Company recorded revenue of $1,004,984 for the first nine months of 2008.  At March 31, 2008 net shareholders’ deficit was $364,747 and net working capital was $59,569.  Although the Company has recognized consolidated net income of $332,128 for the nine months ended March 31, 2008, resulting in its third consecutive profitable quarter, until sustainable profitable operations are reasonably probable, these factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

LIFE EXCHANGE, INC.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Management’s plans in regard to this matter are to continue to pursue structured finance transactions and if necessary to raise equity capital, seek debt financing and to form strategic relationships and alliances in order to continue the commercialization of its online exchange platform in an effort to generate sustainable positive cash flow.  Until its online exchange platform becomes commercially viable or the newly formed structured finance transactions prove sustainable and continue to generate sufficient revenues, the Company must continue to rely upon debt and/or equity infusions in order to provide adequate liquidity to sustain its operations.  However, there can be no assurance that management’s plans will be successful.

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

The Company’s accounting policy for revenue recognition has a substantial impact on its reported results and places reliance on certain estimates that require difficult, subjective and complex judgments on the part of management.  The Company will recognize revenue when substantially all the risks and rewards of life settlement transactions have transferred from the seller to the buyer.  A life settlement transaction is defined by the Company as “the sale of an in-force life insurance policy that is issued on the life of a person that is not considered terminally ill, for a lump sum amount; the amount is more than the cash surrender value of the policy but less than the face value of the policy”.  Revenue associated with life settlement transactions will be recognized when title (ownership) passes to the customer (purchaser), either immediately or within a fixed time schedule that is reasonable and customary in the industry.

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

LIFE EXCHANGE, INC.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
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

Recent Accounting Pronouncements –

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company does not anticipate that this statement will have a material impact on its financial statements.

LIFE EXCHANGE, INC.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    Management does not anticipate that FSP FAS 142-3 will have a material impact on the Company’s financial statements upon adoption.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning on or after December 15, 2008. Management does not anticipate that SFAS 141 (Revised) will have an impact on the Company’s financial statements upon adoption.

LIFE EXCHANGE, INC.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

NOTE B – LONG TERM NOTE PAYABLE-RELATED PARTIES

On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing (“Note 1”).  The terms of Note 1, as modified by subsequent amendments, provide for 7% interest payable at maturity.  Note 1 is unsecured and matures on April 15, 2009 with quarterly interest installments due through April 15, 2009.  Note 1 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows. The Holder of this Note 1 is entitled, at its option, to convert the principal amount of Note 1 or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria measured during December, 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing (“Note 2”).  The terms of Note 2, as modified by subsequent amendments, provide for 7% interest payable at maturity.  Note 2 is unsecured and matures on April 15, 2009.  Note 2 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  Note 2 may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as Note 2.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Operation

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

Life Exchange, Inc. (“we” or “Life Exchange”) was incorporated in Delaware in January 2005 to develop technology related to a computerized auction process that efficiently facilitates the business-to-business sale of life insurance policies in a secondary market.  In September 2007 we expanded operations to include “private auction”.

A viatical and/or life settlement transaction is the sale to a third party of an existing life insurance policy for more than its cash surrender value but less than its net death benefit. The insurance industry generally uses the term “viatical settlement” to refer to a transaction involving the terminally or chronically ill insured and the term “life settlement” to refer to a transaction involving an insured who is not terminally or chronically ill, but generally over the age of sixty five (65).

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

By selling the policy, the policyholder/insured receives an immediate cash payment to use as he or she wishes. The buyer takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

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

On September 27, 2007, we formed LFX Insurance Services, LLC (“LFXIS”), a Nevada limited liability company, to process the “private auction” segment related to our core life settlement business.  Private auction transactions involve an extension of the services provided to customer base for customer driven transactions executed through our exchange platform.  These transactions involve utilizing the skill sets of our personnel to both advise and structure an appropriate transaction that accommodates the goals of the parties involved.  We incurred minimal expenses in establishing the subsidiary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 (Q3 2008) Compared to Three Months Ended March 31, 2007 (Q3 2007)

Revenues increased $301,683 (2734%) to $312,718 (Q3 2008) from $11,035 (Q3 2007).  The Company currently operates two service lines, its original exchange transaction platform service line, which commenced commercial operations during the second quarter of fiscal 2007 and a new service line of private auction fees, which commenced operations during the first quarter of fiscal 2008.  Approximately 52% of Q3 2008 revenue or $130,158 was from private auction fees and comprises the entire increase.  The increase was partially offset by a small decrease in exchange transaction fees and other service fees.

Costs of Revenue decreased $2,755 (28%) to $7,022 (Q3 2008) from $9,777 (Q3 2007).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The decrease was primarily due to a reduction in exchange administration costs as a result of the reduced volume.

Sales and Marketing Costs increased $47,494 (400%) to $59,360 (Q3 2008) from $11,866 (Q3 2007).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was primarily due to increased commissions associated with the new private auction fee line; increased expenditures for organization memberships and other marketing costs design to promote the business; and increased travel and entertainment expenses incurred to promote growth.

Administration Costs decreased $11,276 (6%) to $168,800 (Q3 2008) from $180,076 (Q3 2007).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The decrease was primarily due to $22,974 decrease in legal fees, $8,214 decrease in insurance and $34,387 decrease in other administration costs – all offset by an increase in payroll costs of $53,355 due to the addition of staff causing an increase in office expense.

Other Income (Expense) reported an increased expense of $4,671 (120.5%) to $8,547 expense (Q3 2008) from $3,876 expense (Q3 2007). Other income (expense) consists of refunds received, interest income and interest expense.  The increased expense is primarily interest expense.

Net Income (Loss) increased $263,549 (135.5%) to $68,989 net income (Q3 2008) from $194,560 net loss (Q3 2007).  The increase is a result of increased operating income from the commercialization of the exchange platform and the new service line of private auction fees.

Nine Months Ended March 31, 2008 (QTD 2008) Compared to Nine Months Ended March 31, 2007 (QTD 2007)

Revenues increased $891,027 (598%) to $1,004,984 (QTD 2008) from $143,957 (QTD 2007).  The Company currently operates two service lines, its original exchange transaction platform service line, which commenced commercial operations during the second quarter of fiscal 2007 and a new service line of private auction fees, which commenced operations during the first quarter of fiscal 2008.  Approximately 76% of QTD 2008 revenue or $766,355 was from private auction fees and comprises most of the increase.  The increase was partially offset by a small decrease in exchange transaction fees and other service fees.

Costs of Revenue decreased $15,188 (37%) to $26,180 (QTD 2008) from $41,369 (QTD 2007).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The decrease was primarily due to an $8,213 reduction in product development costs as a result of commercializing the exchange platform during the second quarter of fiscal 2007 along with overall reductions in other costs of $7,606.

Sales and Marketing Costs increased $115,985 (305%) to $154,057 (QTD 2008) from $38,072 (QTD 2007).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was primarily due to increased commissions associated with the new private auction fee line; increased expenditures for organization memberships and other marketing costs designed to promote the business; and increased travel and entertainment expenses incurred to promote growth.

Administration Costs increased $38,593 (9%) to $467,041 (QTD 2008) from $428,448 (QTD 2007).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The increase was primarily due to $117,224 increased payroll costs caused by additional staff needed due to company’s growth and offsets of decrease in legal fees ($4,377), decrease in insurance and other administration costs ($74,254).

Other Income (Expense) reported an increased expense of $25,454 (20527%) to $25,578 expense (QTD 2008) from $124 expense (QTD 2007). Other income (expense) consists of refunds received, interest income and interest expense.  The increased expense is primarily interest expense.

Net Income (Loss) increased $696,183 (191%) to $332,128 net income (QTD 2008) from $364,055 net loss (QTD 2007).  The increase is primarily due to the commercialization of the exchange platform and the new service line of private auction fees.

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital increased $331,037 (122%) to a $59,567 surplus at March 31, 2008 from a $271,468 deficit at June 30, 2007.  The Company reported $191,716 in cash at March 31, 2008, which represents collections of earned revenue primarily from private auction fees, our additional service line which commenced operations during the first quarter of fiscal 2008.

Although the Company has realized its third profitable quarter since inception, it is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net income from operations of $332,128 for the nine months ended March 31, 2008 and a shareholders’ deficit of $364,747, which is an improvement from a shareholders’ deficit of $696,875 as of June 30, 2007.  It will take several quarters of revenues at volumes consistent with Q1 and Q2 2008 to offset the accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the QTD 2008

Cash Flows From Operating Activities  Net cash provided by operating activities were $183,356 (QTD 2008).  Net cash provided from Net income, adjusted for non-cash reconciling items, were $340,604, which was partially offset by net cash used for working capital requirements of $157,248.  Working capital was used to support increased revenues in the form of increased accounts receivables ($177,462) and was partially reduced by working capital provided from increased accrued expenses ($8,326) and increased accounts payables ($11,888).

Cash Flows From Investing Activities Net cash used in investing activities was $9,837 (QTD 2008), which was entirely for capital spending for equipment primarily related to expanding our operations.

Cash Flows From Financing Activities  Net cash provided by financing activities was $5,000 (QTD 2008) and was the result of an extension to our existing financing.

Financing The Company has obtained its financing from Vantage Group Ltd., a significant shareholder, through two note agreements, one for $300,000 dated July 7, 2006 and one for $150,000 dated April 2, 2007.  Vantage Group Ltd. has provided $455,000 of financing in aggregate.  The terms of the notes provide for 7% interest payable at maturity.  The notes are unsecured and mature on April 15, 2009.

The $300,000 note provides that the Holder, at its option, may convert the principal amount of this Note or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria as follows measured during December 2006. Company did not meet the performance criteria and accordingly, no shares were converted.

The $150,000 note also provides the Holder with conversion rights based on the Company attaining certain performance criteria.

Off Balance Sheet Transactions

The Company has no off balance sheet arrangements and has not entered into any transactions involving unconsolidated, limited purpose entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

For the period ending March 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by David Dorr, our President and Principal Executive Officer and Brian Dorr, our Principal Financial Officer.  Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly Report.”

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.   Unregistered Sales Of Equity Securities And Use Of Proceeds.

none

Item 3.   Defaults Upon Senior Securities

none

Item 4.   Submission of Matters to a Vote of Security Holders

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
                 Date: May 15, 2008

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ David Dorr
                 By:  David Dorr
                 Chief Executive Officer, President, Director
                 Date: May 15, 2008

                 /s/ Brian Dorr
                 By:  Brian Dorr
                 Secretary, Chief Financial Officer, Director
                 Date: May 15, 2008

                 /s/ Jean Marc Golden
                 By:  Jean Marc Golden
                 Vice Pres., Chief Operating Officer, Director
                 Date: May 15, 2008