Form 10-K
period 2008-06-30
Life Exchange Inc
filed 2008-09-29
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008

[_]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 0-50993

LIFE EXCHANGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2602277
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

2001 Biscayne Boulevard, Suite 2102, Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (866) 907-9766

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  [_] No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_] No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [_]  No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 15, 2008 was $25,944,000.   This valuation is based on the closing sale price of common stock as quoted on the OTCBB on September 15, 2008 ($1.60). This calculation does not reflect a determination that persons are affiliates for any other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [_] No  [_]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of September 15, 2008 was 176,715,000.

(DOCUMENTS INCORPORATED BY REFERENCE)
None

LIFE EXCHANGE, INC.
FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.
Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Life-Exchange”, “Company,” “we,” “us” and “our” refer to Life Exchange, Inc. and its consolidated subsidiaries.

ITEM 1.  BUSINESS

Overview

           On January 19, 2005 (“date of inception”), Life-Exchange, Inc. (“the Company”) was organized under the laws of the State of Delaware as a corporation.  Life-Exchange, Inc. was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of life insurance policies in the secondary market.  On January 29, 2006, the Company began to trade publicly under the name Life Exchange, Inc. (OTC pink sheets: LFXG.PK).

Our Products and Services

We are an Internet-based, business-to-business exchange for the life settlement industry. By providing a secure, efficient, and neutral electronic trading platform specifically designed for life settlements, we address many of the inefficiencies and difficulties currently facing the industry.

On the sell side of the transaction process, licensed life settlement brokers, on behalf of the policyholders, register and submit to us information and documentation on life insurance policies which they are seeking to sell. We provide brokers a means by which to shop their client's policies to the entire community of buyers and sell them to the highest bidder. Our automated listing and auction processes encourage bidding on policies as it allows more buyers into the marketplace, and thus, we help to create greater value for policy owners.

By selling the policy, the policyholder/insured receives an immediate cash payment to use as he or she wishes. The buyer takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.

On the buy side of the transaction process, licensed life settlement providers register and list the criteria that they use in evaluating the feasibility of purchasing life insurance policies. To that end, we provide a cost effective means to sort and filter through thousands of policies in minutes - not months; thereby allowing providers to focus on just those policies most appropriate to their needs.

After a policy has been registered and submitted to auction, the policy enters a preview period which allows all potential buyers the opportunity to underwrite the policy. After this preview period, the policy enters a live auction period where providers are able to bid against each other for the right to purchase the life insurance policy in a real-time, online auction.

At such time that a provider locates and successfully bids on a life insurance policy, the provider then negotiates and enters into a contract with the broker. We do not participate in that negotiation.  We generate revenue based primarily on transaction fees.  Our fee structure is designed to provide both brokers (sellers) and providers (buyers) with a compelling cost justification to use Life-Exchange as their primary means to execute life settlement transactions.

Fee Structure

Our business model is based primarily on revenue streams generated via various transaction fees associated with successful policy auctions.  Our fee structure is designed to provide both sellers and buyers with a compelling cost justification to use Life-Exchange as their primary means to execute life settlement transactions.  Transactions fees are based on a percentage of the face amount of the life insurance policy. This fee arrangement is non-commission based and therefore it allows us to remain neutral in a life settlement transaction as we are not incentivized by either a high or a low sales price. Furthermore, because of our role in the life settlement transaction and as validated by the neutrality of our fee structure, we do not represent or negotiate on behalf of the policy owners and accordingly do not have a fiduciary responsibility to the policy owner as a life settlement broker would.

In addition to the Transaction Fees described above, Life-Exchange also generates News Distribution Fees. The secondary life insurance market is a niche marketplace with a unique blend of participants. And while this marketplace is experiencing tremendous growth, it is still difficult to target the most active firms and individuals. To address this need, we maintain a large database of influential readers focused on life settlements. In order to monetize this subscriber base, we provide a news distribution service. For a fee, we will distribute press releases to our subscriber base. The news distribution fee ranges from $500 to $2,000 per press release depending on the specific nature of the press release.

The Life-Exchange Automation

While the majority of the life settlement industry is backed by technologically sophisticated, Fortune 500 financial institutions, the technological sophistication of the life settlement industry itself is antiquated and highly inefficient. The majority of policy transactions are labor-intensive, cumbersome and disorganized undertakings. There is significant duplication of work, inappropriate policy transactions, miscommunication and poor follow through. All of these factors contribute to an unproductive and inequitable marketplace.

We have automated and modernized the life settlement industry by introducing buyers to sellers (and vice versa) in a virtual, online marketplace. Our features and functionality are specifically designed to improve regulatory compliance, increase customer value, reduce transaction costs, create new revenue models, and add efficiency to an inefficient market.

With our web-based document management features and scalable database, we greatly assist clients by removing the confusion caused by different employees making changes to the same documents and not communicating the changes explicitly. Brokers and providers have access to the correct documents, and the ability to make and communicate changes, 24/7 from anywhere via secure internet connection. Each client's employee's responsibilities and completed work can be tracked using the audit feature built into our products, ensuring accountability.

Of particular importance to our industry, is the fact that the transfer of medical information requires adherence to the compliance procedures of the Health Insurance Portability & Accountability Act ("HIPAA"). In order to ensure compliance with the laws regulating the transmission of medical information, especially in electronic format, we offer all members a secure hosting center to store, retrieve, and exchange medical data in a manner that maintains compliance with HIPAA and state regulations.

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

Company History

On July 7, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing (“Note 1”).  The terms of Note 1, as modified by subsequent amendments, provide for 7% interest payable at maturity.  Note 1 is unsecured and matures on April 15, 2010 with quarterly interest installments due through April 15, 2010.  Note 1 also provides Vantage with conversion rights based on us attaining certain performance criteria as follows. The Holder of this Note 1 is entitled, at its option, to convert the principal amount of Note 1 or any portion thereof, together with accrued but unpaid interest, into shares of our common stock based on attaining certain performance criteria measured during December, 2006.  We did not meet the performance criteria and accordingly, no shares were converted.

On April 2, 2007, we entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing (“Note 2”).  The terms of Note 2, as modified by subsequent amendments, provide for 7% interest payable at maturity.  Note 2 is unsecured and matures on April 15, 2010.  Note 2 also provides Vantage with conversion rights based on us attaining certain performance criteria as follows.  Note 2 may be converted into shares of our common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as Note 2.

On September 27, 2007, the Company formed LFX Insurance Services, LLC (“LFXIS”) a Nevada limited liability corporation as a wholly-owned subsidiary.  LFXIS was formed to process “structured finance” transactions related to the Company’s core life settlement business.  Structured finance transactions involve an extension of the services provided to customer base for customer driven transactions executed through the Company’s exchange platform.  Structured finance transactions involve utilizing the skill sets of the Company’s personnel to both advise and structure an appropriate transaction that accommodates the goals of the parties involved.  The Company incurred minimal expenses in establishing the subsidiary.

In July 2008, the Company formed four additional subsidiaries to facilitate its plans to further expand its service offerings.  Filings with the State of Nevada began on June 3, 2008, however the organization activities were not completed until July 2008.  None of these subsidiaries were complete and operational or record any transactions as of June 30, 2008.  The newly formed subsidiaries are as follows:

LFX Brokerage LLC was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity will hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

LFX Acquisitions LLC was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

LFX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

LFX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

We operate two websites: www.life-exchange.com and www.life-exchange.net.

The Viatical and Life Settlement Industry

A Viatical and/or Life Settlement (herein referred to as a "Life Settlement") is the sale to a third party of an existing life insurance policy for more than its cash surrender value but less than its net death benefit. The insurance industry generally uses the term Viatical Settlement to refer to a transaction involving the terminally or chronically ill insured and the term Life Settlement to refer to a transaction involving an insured who is not terminally or chronically ill, but generally over the age of sixty five (65).

The U.S. secondary market for life insurance policies has experienced phenomenal growth over the past several years. Life settlement buyers, also known as “providers”, purchase policies from policyholders for immediate cash settlement. Providers will purchase life settlement policies on their own behalf as well as on the behalf of various investors including both domestic and international banks, hedge funds, and private equity firms.

Once a provider acquires a policy, the provider continues to pay the policy premiums until the death of the insured, at which time they collect the policy's proceeds. Some life settlement providers negotiate directly with policyholders, but the majority of Life Settlement transactions are conducted through a life settlement broker. Most states require providers to be licensed in the states in which they purchase policies. Many providers are well-financed by large institutional investors. Not only does this institutional backing provide a secure funding source for secondary market transactions, but it also provides the highest degree of consumer protection with regard to privacy and confidentiality.

Life settlement sellers, also known as “brokers”, act on behalf of the policyholders in order to secure the highest price from the sale of the policyholder's life insurance policy. Life settlement brokers work with the insured, the policy owner, general agencies, life insurance agents, attorneys, and/or financial planners.

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

The Life Settlement Market and Competition

The life settlement industry developed out of the viatical industry which began in the late 1980s as large numbers of AIDS patients found themselves coping with the catastrophic costs of a terminal illness. Many had life insurance policies that seemed to be limited or inaccessible prior to the death of the insured. A creative solution was to offer AIDS patients; a lump sum payment of cash greater than their cash surrender value, in exchange for transferring the ownership and beneficiary of a policy. Viewing a life insurance policy as a financial asset which could be transferred for value had begun and unfortunately, as with many new financial concepts, lack of regulation lead to several incidences of fraud and other improprieties.

Over the past several years the market has evolved into a multi-billion dollar industry, which is heavily regulated and institutionally backed. The demand driving the growth of this product has been the rapid increase in the senior population, constantly changing estate planning needs and most profoundly the awareness that these insurance policies can be sold on a secondary market as financial instruments to institutionally-backed buyers.

We are aware of one direct competitor, -- LexNet (www.lexnet.com) -- that provide consumers with the ability to auction their life insurance policies.  LexNet was launched in May, 2007 by Cantor LifeMarkets, a division of Cantor Fitzgerald.  A primary difference between LexNet and Life-Exchange is that LexNet will not accept policy submissions directly from producers.  Rather, access to LexNet is exclusively controlled through a select group of Master Agencies.  Regardless of whether or not an insurance agent is part of the select Master Agency’s network, they must still work through a Master Agency, which is likely to be seen as an extra fee layer by agents, further diluting the agent’s commission and potentially disinter mediating the relationship between the agent and his end clients.   Life-Exchange on the other hand, is open to any life settlement broker, general agency, agent, or master general agency which is capable of meeting our membership requirements.

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

Sales & Marketing

Since our public launch on April 20, 2006, we have aggressively focused on acquiring as clients the top life settlement sellers and buyers in our industry.  As of June 30, 2008, we have agreements with over 30 suppliers of life settlement policies, including life settlement brokers, general agencies, and master general agencies.  On the buy side, we have agreements in place with over 40 buyers of life settlement policies, including domestic life settlement providers, as well as both domestic and international banks, hedge funds, and private equity firms.

A primary theme of our user agreements is that we are an online venue for indications of interests to buy and sell, and that the site is only an online communications medium to facilitate registered buyers and registered sellers to exchange information relating to proposed Life Settlement Transactions; such life insurance policies transactions are completed off-line, outside of the site.

Life-Exchange auction participants, both on the buy-side and sell-side, pay a transaction fee that ranges from 0.25% to 0.50% of the face value of a policy.

           All buy-side and sell-side member contracts are identical with regards to the material rights and obligations of both parties and include:

•	Contracts have no fixed contract length and parties are not obligated to use the exchange, post policies, or provide a minimum level of business to the exchange.

•	Life-Exchange members may terminate this Agreement at any time upon thirty (30) days advance written notice of termination provided to the other party.

•	Life-Exchange members must comply with stringent confidentiality and privacy obligations, including those related to the HIPAA,

•	Life-Exchange members are responsible for paying for any life expectancy reports that they order through Life-Exchange.

•	Life-Exchange members must at all times

▪	comply with all applicable laws and regulations applicable to its offer to purchase, solicitation to sell, or purchase of, Policies in Life Settlement Transactions,

▪	obtain and maintain in good standing all licenses and permits that Broker/Provider may be required to hold under applicable laws and regulations.

•
Life-Exchange members  agree to a non-circumvent period where neither party shall, directly or indirectly, purchase or sell a Policy listed on the exchange or make any offer to purchase or sell any such policy for a period of 1 year

Over the next twelve months, management's strategy is to continue with its sales and marketing strategy of focusing efforts on establishing a “footprint” nationally with the industries top tier firms.

Our primary marketing efforts will continue to include:

•
Taking advantage of our favorable position within the Life Settlement industry to secure exclusive industry alliances thereby ensuring long term deal flow in the form of long term use of our web-based exchange platform.

•	Use our strong industry contacts within the life settlement community to promote the usage of Life-Exchange as an industry standard.

•	Implement website features and functionality that create user retention.

•	Continual development of products and services that anticipate the market's evolution particularly in regards to the regulatory landscape.

•	Enhancements and modifications to our website that differentiates our product and services by offering industry specific tools and functionality that will become and remain the industry standard

           Research & Development

           Product and development costs consist of the costs to develop and operate the online exchange platform's web based application and transaction database and are expensed as incurred.

We have outsourced the development of our web application to Epiq Technologies of San Diego, California. Epiq Technologies was chosen after an exhaustive search for the most appropriate business-to-business exchange platform and software developer. Our web based application is based upon industry leading technology which has provided us with a common, secure, and scalable infrastructure for which to base future development. Our web application was publicly launched on April 20, 2006 and to date, our developer has delivered all milestones ahead of schedule.

           Data transmitted between our clients and our Web servers is via the industry standard Secure Sockets Layer (SSL), which is a mechanism to secure Internet traffic so that it cannot be intercepted. Life-Exchange will continue to use and update its platform with the most advanced security measures available.

           Our ongoing research and development will focus on modifications and enhancements to meet the changing needs of our users, as well as addressing regulatory issues encountered by the industry. This proactive approach towards customer satisfaction will include making certain that www.Life-Exchange.com continues to foster:

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

           Equipment

           With respect to equipment requirements, we employ a strategy of leasing all of its technological hardware and software requirements through industry leading vendors. As such, we expect no significant equipment purchases over the next 12 months.

Staffing

We operate around a core group of highly skilled individuals with an extensive knowledge and understanding of the life settlement industry. Besides a nominal administrative staff to support this core group, we plan to outsource all staffing activities not directly related to our core capabilities in the life settlement industry, including such activities as software development, marketing, investor relations, and compliance. Based on this outsourcing strategy, we anticipate no significant staffing level increases within the next twelve months.  As of June 30, 2008, we have 8 employees, consisting of 6 full time employees, and 2 part time employee, none of whom are represented by a labor union. We consider our employee relations to be satisfactory.

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

The foundation for these regulations is based largely from the NAIC Viatical Settlements Model Act (the "Model Act"), which act encompasses a model law and regulations promulgated by the National Association of Insurance Commissioners (the "NAIC"). Most states have now adopted some version of this model law or another form of regulation governing in some way viatical or life settlement companies or both. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to potential viators and/or life settlors, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive.

In 1996, Congress passed the Health Insurance Portability & Accountability Act ("HIPAA"). The purpose of HIPAA is to prevent fraud in the health care industry and to protect confidential patient information. HIPPA standardizes and provides enforcement mechanisms for ROI rules and guidelines to protect personal healthcare information. HIPAA effects entities involved with electronic health care information - including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, universities, and even single-physician offices. The final version of the HIPAA Privacy regulations was issued in December 2000, and went into effect on April 14, 2001. A two-year "grace" period was included; enforcement of the HIPAA Privacy Rules began on April 14, 2003.

Licensing in Florida

Florida regulates both viatical and life settlements pursuant to the Florida Viatical Settlement Act set forth in Florida Statutes Sections 626.991--626.99295 (the "Florida Act"). The Florida Act makes no distinction between viatical and life settlements and refers to all settlements as viatical settlements.

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

The basic regulatory mechanism of the Florida Act is licensure. Brokers, providers, and sales agents are expressly subject to specific licensure requirements. Brokers must submit fingerprints, organizational documents, and sworn biographical statements, and must undergo a background check before receiving a license. Providers also must submit fingerprints and organizational documents and must undergo a background check as a prerequisite to licensure. Additionally, providers must meet a minimum trust deposit requirement of $100,000 with the Department of Insurance. Sales agents must hold valid life insurance agent licenses as defined in §626.051 of the Florida Insurance Code.

The Florida Act provides safeguards for the policy owners and purchasers who deal with brokers, providers, and sales agents. For example, brokers must disclose to policy owners the amount of the broker's compensation and the method used in determining compensation. In addition, providers may not enter into contracts with policy owners whose policies provide accelerated death benefits in amounts and with prerequisites equal to those offered by the provider, unless the policy owner's insurer denies a request to release the accelerated death benefit in writing, or does not respond to such a request within 30 days of receipt. Policy owners may also rescind a viatical settlement contract within 15 days after receipt of the settlement proceeds, contingent upon return of the proceeds.

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

Moreover, the Florida Act provides for the use of independent escrow agents for the simultaneous delivery of contract documents and settlement funds. This last protection reduces much of the policy owner's transaction risk and results in orderly, real estate style settlement closings.

For purchasers, the Florida Act provides for the following mandatory disclosures to be made by providers, among others: that the represented return of the investment is directly tied to the lifespan of one or more insured; that the projected life span of the insured is tied to the return, if a return is represented; that the investor shall be responsible for the payment of insurance premiums on the policy, late fees, surrender fees, and other costs, if required by the terms of the viatical contract; that the life expectancy and rate of return are only estimates and cannot be guaranteed; and that the viatical investment should not be considered a liquid purchase, since it is impossible to predict the exact timing of its maturity and the funds may not be available until the death of the insured. Furthermore, providers and sales agents are expressly prohibited from misrepresenting the nature of the viatical transaction, the expected return, or that the return is guaranteed by any government authority, which it is not.

In May 2006 we requested an opinion from the Florida Office of Insurance Regulation, that we would not be required to be licensed as a life settlement provider as a result of our business operations. In June 2006, the Florida Office of Insurance Regulation concurred with our conclusions.

In August 2006, we requested an opinion from the Florida Department of Financial Services, that we would not be required to be licensed as a Life Settlement Provider as a result of our business operations. In September 2006, the Florida Department of Financial Services concurred with our conclusions.

ITEM 1A.      RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating the Company and our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses.

Although we have realized our fourth profitable quarter since inception, it is still uncertain whether we can consistently generate sufficient revenues to fund our operational costs.  As shown in the accompanying financial statements, we realized net income from operations of $376,469 for the year ended June 30, 2008 and a shareholders’ deficit of $320,406, which is an improvement from a shareholders’ deficit of $696,875 as of June 30, 2007.  It will take several quarters of revenues at volumes consistent with 2008 average quarterly revenue to offset the accumulated deficit.  These factors raise substantial doubt about our ability to continue as a going concern, which may limit our ability to access certain types of financing or may prevent us from obtaining financing on acceptable terms.  There are no assurances that we will be successful in raising additional capital or generating sufficient revenues to support our operations.  If we are unable to continue as a going concern, you could lose your entire investment in us.

Questions Concerning Our Status as a Going Concern May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

Due to concerns regarding our ability to continue operations, customers and current and potential partners may decide not to conduct business with us, may reduce business they conduct with us, or may conduct business with us on terms that are less favorable than those customarily offered by them. In that event, our sales would likely decrease, our product development efforts would suffer and our business will be significantly harmed.

We Are Operating in Markets that May Change Dramatically

We are operating in the viatical and life settlement markets. The viatical settlement market is approximately 16 years old. While the market saw tremendous growth in its initial years, the market growth in recent years has moderated somewhat. The life settlement market is less than a decade old. How and to what extent it will develop is uncertain. As more insured become aware of life settlements as a financial planning option, we expect the size of the market to grow substantially. Any dramatic growth, however, will depend heavily upon the entry of institutional purchasers. Until a sufficient number of institutional purchasers commit to this industry and create a relatively stable demand, our financial performance during any period may be dramatically affected by the entry or departure from the market of one or more institutional providers.

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

We were formed in January 2005. As such, we have not engaged in a sufficient amount of consistent activity over a sustained period of time to establish an operating history in our current line of business. Since beginning operations in our current line of business through June 2007, we have not been profitable.  Commencing this fiscal year we have generated profitable operations in each fiscal quarter, however we have limited financial results upon which you may judge our potential. As of June 30, 2008, our accumulated losses total $682,884.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of earning revenues and growing their businesses particularly companies in the rapidly evolving market of viatical and life settlements. Similarly, we may require additional capital in order to execute our current business plan. Further, we may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early stage business. As a result of these factors, other factors described herein and unforeseen factors, we may not be able to successfully implement our business model.

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

Our Founder Beneficially Owns 43% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. David Dorr, our founder, is the beneficial owner of 42.826% of our common stock. In addition, Brian Dorr, our secretary and treasurer, owns 12.348% of our common stock. He will be able to influence most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

Our common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade “penny stocks” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances Many brokers have decided not to trade “penny stocks” because of the requirements of these rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the penny stock rules for any significant period, there may develop an adverse impact on the market, if any, for our securities.

We will incur significant additional expense related to compliance with the internal control over financial reporting requirements and other requirements of the Sarbanes Oxley Act of 2002 (“Sarbanes-Oxley”), and any inability to comply with these requirements may harm our business and the price of our common stock.

As directed by Section 404 of Sarbanes-Oxley, the SEC has adopted rules requiring public companies to conduct a comprehensive review and assessment of the effectiveness of their internal control over financial reporting, and to include a report of management on internal control over financial reporting in their annual reports, including Annual Reports on Form 10-K, which we will be required to file after the effectiveness of this registration statement. In addition, the independent registered public accounting firm that audits a public company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting as well as the operating effectiveness of the company's internal control over financial reporting. These requirements may first apply to our annual report on Form 10-K for the fiscal year ending June 30, 2008 and the auditor attestation with not be required until fiscal year ending June 30, 2010.

           We have engaged an outside Sarbanes-Oxley consulting firm who is assisting our management in  evaluating our internal control over financial reporting in order to allow our management to report on, and preparing for our independent registered public accounting firm to attest to, our internal controls, and to identify weaknesses and deficiencies in or internal controls that require remediation.  Currently, we do not have an independent audit committee and due to our small staff, we are only able to provide limited segregation of duties. Until our board of directors has established a qualified, independent audit committee and were are able to provide for more robust segregation of duties, it is highly unlikely that our management will be able to conclude that our internal control over financial reporting is effective without being subject to these qualifications. We have already expended significant resources during our 2008 fiscal year and expect to expend additional significant resources during our 2009 and 2010 fiscal years developing the necessary internal controls, documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act related to our internal controls. We also expect to continue expending significant resources in audit fees and related expenses related to Section 404. Despite these efforts, a review of our financial systems and controls may uncover additional deficiencies in existing systems and controls, and our efforts to correct any such deficiencies may be costly and may strain our management resources and negatively impact earnings. In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition to the above, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

Stockholders are subject to potential dilution as a result of future issuances of securities.

In the event we need additional capital, we may offer to sell additional stock with rights, preferences and privileges senior to our common stock. Any such issuance would dilute the outstanding stockholders' equity interests in the Company and might adversely affect the value of the outstanding shares. Although we are generating revenue and believe such revenues are sufficient to support operations, we have an accumulated deficit and therefore may be required to raise additional funds.

ITEM 2.      PROPERTIES

Our executive offices are located at 2001 Biscayne Blvd., Suite 2102 Miami, FL 33137. This office consists of 1,400 square feet and is leased under a one-year, non-cancelable real estate operating lease with a minimum rental commitment of $31,250 through June 15, 2009, the renewal date. We have occupied the current location since 2006 and expect that we will have no difficulty in obtaining additional annual renewals, if desired.  There is currently a surplus of vacant office space available in the South Florida market and we do not anticipate any difficulty in obtaining a suitable replacement location should it become necessary.  We do not own any properties nor do we lease any other properties.

ITEM 3.      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-the-Counter Bulletin Board under the symbol "LFXG.OB".  Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of our common stock (broken-down into fiscal quarters) for the periods indicated as reported on the OTC Bulletin Board:

Quarter Ended	Bid High	Bid Low
Fiscal Year 2008
June 30, 2008	$1.34	$0.13
March 31, 2008	$0.18	$0.08
December 31, 2007	$0.35	$0.08
September 30, 2007	$0.23	$0.08
Fiscal Year 2007
June 30, 2007	$0.25	$0.125
March 31, 2007	$0.24	$0.10
December 31, 2006	$1.39	$0.125
September 30, 2006	$0.60	$0.305

As of June 30, 2008, there were 20 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

None

ITEM 6.      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties.  Please refer to the discussion of Forward-looking statements included at the start of this annual report.  Our actual results may differ significantly from the results discussed in the forward-looking statements.

Overview and Plan of Operations

We are an Internet-based, business-to-business exchange for the life settlement industry.  We offer a broad range of services, resources and information specific to the life settlement industry, including news alerts, forums, industry-specific search capabilities, headlines and industry events.

Recent market events surrounding the AIG bankruptcy have been analyzed and evaluated by management and concur with the following observations. “The meltdown is happening at the holding company level," Connecticut Insurance Commissioner Thomas R. Sullivan said Tuesday. The insurance companies that are part of AIG "are still very solid, heavily capitalized, and are in good shape," he said.   It's not the insurance side of the business but rather how insurers chose to invest money that's a problem now, the experts said. And state guaranty funds protect residents from the total loss of their policy benefits.

Although we currently have several pending contracts involving AIG policies, we fully expect the current market situation to have little impact on the underlying insurance policies we exchange, or the volume related thereto.

Results of Operations

Year Ended June 30, 2008 (FISCAL 2008) Compared to Year Ended June 30, 2007 (FISCAL 2007)

Revenues increased $1,122,390 (652%) to $1,294,596 (FISCAL 2008) from $172,206 (FISCAL 2007).  The Company currently operates two service lines, its original exchange transaction platform service line, which commenced commercial operations during the second quarter of fiscal 2007 and a new service line of structured finance fees, which commenced operations during the first quarter of fiscal 2008.  Approximately 81% of FISCAL 2008 revenue or $1,053,967 was from structured finance fees.

Costs of Revenue decreased $14,232 (28%) to $36,849 (FISCAL 2008) from $51,081 (FISCAL 2007).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The decrease was primarily due to an $8,213 reduction in product development costs as a result of commercializing the exchange platform during the second quarter of fiscal 2007 along with overall reductions in administration and other costs and $11,204, which were partially offset by a $5,185 increase in product development costs.

Sales and Marketing Costs increased $161,940 (276%) to $220,666 (FISCAL 2008) from $58,726 (FISCAL 2007).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was primarily due to increased commissions associated with the new structured finance fee line; increased expenditures for organization memberships and other marketing costs design to promote the business; and increased travel and entertainment expenses incurred to promote growth.

Administration Costs decreased $138,844 (18%) to $626,328 (FISCAL 2008) from $765,172 (FISCAL 2007).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The decrease was primarily due to $120,378 decrease in legal and professional fees related to intellectual property acquisition costs  a $54,013 decrease in insurance and a $65,901 decrease in other administration cost.  The decreases were partially offset by a $110,952 increase in payroll costs caused by the hiring of additional staff needed due to company’s growth.

Other Income (Expense) reported an increased expense of $26,012 (314%) to $34,284 expense (FISCAL 2008) from $8,272 expense (FISCAL 2007). Other income (expense) consists of refunds received, interest income and interest expense.  The increased expense is primarily interest expense.

Net Income (Loss) increased $1,087,512 (153%) to $376,469 net income (FISCAL 2008) from $711,043 net loss (FISCAL 2007).  The increase is primarily due to the new service line of structured fees.

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital increased $377,338 (139%) to a $105,870 surplus at June 30, 2008 from a $271,468 deficit at June 30, 2007.  The Company reported $263,263 in cash at June 30, 2008, which represents collections of earned revenue primarily from structured finance fees, our additional service line which commenced operations during the first quarter of fiscal 2008.

Although the Company has realized its fourth profitable quarter since inception, it is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net income from operations of $376,469 for the year ended June 30, 2008 and a shareholders’ deficit of $320,406, which is an improvement from a shareholders’ deficit of $696,875 as of June 30, 2007.  It will take several quarters of revenues at volumes consistent with 2008 average quarterly revenue to offset the accumulated deficit. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern

Management’s plans in regard to this matter are to continue to raise equity capital and seek strategic relationships and alliances in order to further enhance the commercialization of its exchange platform in an effort to generate positive cash flow.  Until its technologies become fully commercially viable and marketing efforts generate sufficient transaction volume, the Company may need to seek additional equity infusions in order to provide adequate liquidity to sustain its operations.

Cash Flows for FISCAL 2008

Cash Flows From Operating Activities  Net cash provided by operating activities was $254,903 (FISCAL 2008).  Net cash provided from Net income, adjusted for non-cash reconciling items, was $386,907, which was partially offset by net cash used for working capital requirements of $132,004.  Working capital was used to support increased revenues in the form of increased accounts receivables ($107,440) and a decrease in accrued expenses ($27,597), which was partially reduced by working capital provided by increased accounts payables ($3,033).

Cash Flows From Investing Activities Net cash used by investing activities was $9,837 (FISCAL 2008), which was entirely for capital spending for equipment related to expanding our operations.

Cash Flows From Financing Activities  Net cash provided by financing activities was $5,000 (FISCAL 2008) and was the result of an extension to our existing financing.

Financing The Company has obtained its financing from Vantage Group Ltd., a significant shareholder, through two note agreements, one for $300,000 dated July 7, 2006 and one for $150,000 dated April 2, 2007 and a $5,000 advance made under the same terms as the second note.  Vantage Group Ltd. has provided $455,000 of financing in aggregate.  The terms of the notes provide for 7% interest payable at maturity.  The notes are unsecured and mature on April 15, 2010.

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

Recent Accounting Pronouncements

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

Although we believe we will have sufficient cash flow for operations, we would like to continue to grow and expand our business. During the next 12 months, we intend to spend between $250,000 and $500,000 to fund the establishment and expansion of our operations, although our ability to do so may depend on our ability to raise additional funds through debt and/or equity financing. The expansion of our operations will be primarily through further product development and intellectual property development and purchases. In the event we do not or cannot raise additional funds, we may be required to limit or curtail our expansion and growth plans.

Our plan of operation over the next twelve months is to focus on the following key objectives:

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Life Exchange, Inc. and Subsidiary

FINANCIAL STATEMENTS

June 30, 2008

Table of Contents

Report of Independent Registered Public Accounting Firm	F – 2

Consolidated Balance Sheets	F – 3

Consolidated Statements of Revenue and Expense	F – 4

Consolidated Statements of Changes in Shareholders' Deficit	F – 5

Consolidated Statements of Cash Flow	F – 6

Consolidated Notes to Financial Statements	F – 7 -19

Report of Independent Registered Public Accounting Firm

To The Shareholders and Board of Directors of
Life Exchange, Inc.

We have audited the accompanying balance sheets of Life Exchange, Inc. and the related statements of operations, changes in shareholders’ deficiency and cash flows for the year ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Exchange, Inc. as of June 30, 2008 and 2007 and the results of its operations and its cash flows in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Life Exchange, Inc. will continue as a going concern.  As discussed in Note A to the financial statements, it is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
September 26, 2008

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$263,263	$13,197
Accounts receivables	106,752	4,043
Prepaid expenses	2,750	2,750
TOTAL CURRENT ASSETS	372,765	19,990

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	15,964	11,166
OTHER ASSETS, NET	12,760	13,427

TOTAL ASSETS	$401,489	$44,583

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$27,899	$24,865
Accrued expenses, payroll, related taxes and interest	238,996	266,593
TOTAL CURRENT LIABILITIES	266,895	291,458

NOTE PAYABLE RELATED PARTY	455,000	450,000

TOTAL LIABILITIES	721,895	741,458

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares. No shares issued and outstanding	-	-
Common stock $.001 par value
Authorized 250,000,00 shares.
176,715,000 shares issued and outstanding	176,715	176,715
Additional paid-in capital	185,764	185,764
Accumulated deficit	(682,885)	(1,059,354)
TOTAL SHAREHOLDERS' DEFICIT	(320,406)	(696,875)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$401,489	$44,583

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Year Ended June 30,
	2008	2007

NET REVENUE	$1,294,596	$172,206

COSTS AND EXPENSES
Cost of net revenue
Product development	5,000	13,213
Internet hosting	28,847	23,662
Other costs of net revenue	3,002	14,206
	36,849	51,081
Costs of sales and marketing
Travel and entertainment	50,168	23,653
Telephone and communication	13,184	9,369
Dues, subscriptions and memberships	18,768	14,690
Other costs of sales and marketing	138,546	11,014
	220,666	58,726
Costs of administration
Legal and professional fees	122,656	243,034
Payroll expenses	405,731	294,779
Office expenses	54,164	63,667
Insurance	5,110	59,122
Other cost of administration	38,667	104,568
	626,328	765,170

TOTAL COSTS AND EXPENSES	883,843	874,977

OPERATING INCOME (LOSS)	410,753	(702,771)

OTHER INCOME (EXPENSE)
Refunds received and other fees	-	14,850
Interest income	422	750
Interest expense	(34,706)	(23,872)
	(34,284)	(8,272)

NET INCOME (LOSS)	$376,469	$(711,043)

Net Earnings (Loss) Per Share
Basic	$0.002	$(0.004)
Fully Diluted	$0.002	$(0.004)

Weighted Average Shares Outstanding
Basic	176,715,000	176,715,000
Fully Diluted	178,391,210	176,715,000

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Year Ended June 30, 2007 and 2008

	Common Stock		Additional	Accumulated	Shareholder's
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2006	176,715,000	$176,715	$185,764	$(348,311)	$14,168

Net Loss for the year ended June 30, 2007				(711,043)	(711,043)

BALANCE AT JUNE 30, 2007	176,715,000	176,715	185,764	(1,059,354)	(696,875)

Net Income for the period ended June 30, 2008	-		-	376,469	376,469

BALANCE AT JUNE 30, 2008	176,715,000	$176,715	$185,764	$(682,885)	$(320,406)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended June 30,
	2008	2007

Cash Flows From Operating Activities:
NET INCOME (LOSS)	$376,469	$(711,043)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	5,040	8,918
Amortization of intangible assets	667	667
Allowance for bad debts	4,731	86,200
Changes in operating assets and liabilities:
Trade accounts receivable	(107,440)	(90,243)
Prepaid expenses	-	2,180
Trade accounts payable	3,033	13,566
Accrued expenses, payroll,related taxes and interest	(27,597)	258,672
Net cash provided by (used in) operating activities	254,903	(431,083)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	(9,837)	(4,197)
Net cash used in investing activities	(9,837)	(4,197)

Cash Flow From Financing Activities:
Net proceeds related party	5,000	450,000
Net cash provided by financing activities	5,000	450,000

NET INCREASE IN CASH AND EQUIVILANTS	250,066	14,720
Cash and cash equiviliants at beginning of the period	13,197	(1,523)

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$263,263	$13,197

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
None	$-	$-

The accompanying notes are an integral part of these financial statements

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company	Life-Exchange, Inc. and subsidiary
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
YTD 2008	the year ended June 30, 2008

Company Background

On January 19, 2005 (“date of inception”), Life-Exchange, Inc. (“the Company”) was organized under the laws of the State of Delaware as a corporation.  Life-Exchange, Inc. was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of secondary life insurance.

On January 29, 2006, the Company began to trade publicly under the name Life Exchange, Inc. (OTC pink sheets: LFXG.PK).

On September 27, 2007, the Company formed LFX Insurance Services, LLC (“LFXIS”) a Nevada limited liability corporation as a wholly-owned subsidiary.  LFXIS was formed to process “structured finance” transactions related to the Company’s core life settlement business.  Structured finance transactions involve an extension of the services provided to customer base for customer driven transactions executed through the Company’s exchange platform.  Structured finance transactions involve utilizing the skill sets of the Company’s personnel to both advise and structure an appropriate transaction that accommodates the goals of the parties involved.  The Company incurred minimal expenses in establishing the subsidiary.

Going Concern

Although the Company has realized its fourth consecutive profitable quarter, it is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.   As shown in the accompanying financial statements, the Company realized net income from operations of $376,469 for the year ended June 30, 2008 and a shareholders’ deficit of $320,406, which is an improvement from a shareholders’ deficit of $696,875 as of June 30, 2007.  It will take several quarters of revenues at volumes consistent with 2008 average quarterly revenue to offset the accumulated deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Life-Exchange, Inc. and its wholly owned subsidiary LFX Insurance Services, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made in the 2007 results to conform to the presentation used in 2008.

Basis of Accounting

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SAB No.101, Revenue Recognition in Financial Statements, as amended by SAB No.104, Revenue Recognition, which states that revenue is realized and earned when all of the following criteria are met:

(a)	persuasive evidence of the arrangement exists,
(b)	delivery has occurred or services have been rendered,
(c)	the seller’s price to the buyer is fixed and determinable and
(d)	collectability is reasonably assured.

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

Cash and Cash Equivalents

The Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

At June 30, 2008, the Company had cash deposits that exceeded federally insured limits, which potentially subjects the Company to a concentration risk.  Although the Company believes that it maintains its cash deposits at high quality financial institutions, the Company will periodically evaluate the quality of its financial depository’s and if appropriate, distribute its deposits across several financial institutions, to mitigate this concentration risk.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs, collections and current credit conditions.  During YTD 2008, the Company reflected an allowance for doubtful accounts of $4,730, related to the amounts due from specific customers that were deemed by management to be uncollectible.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Maintenance and repair costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Intangible Assets

Intangible assets consist of patent costs covering the exchange platform concept and associated technology.  The patent has a carrying value of $10,000 and is being amortized on the straight-line basis over 15 years.  Accumulated amortization as of June 30, 2008 was $2,000.  Amortization expense was $667 for YTD 2008.  Amortization expense is estimated to be $667 per year in each of the years ended June 30, 2009 through 2013.

Income Tax Benefit

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

Product Development Costs

Product and development costs consist of the costs to develop and operate the online exchange platform’s web based application and transaction database and are expensed as incurred.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Fair Value of Financial Instruments

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriated methods of determining fair value. In 2008, the Company believes that there has been no impairment of its long-lived assets.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No.128.  This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

Comprehensive Income (Loss)

The Company adopted SFAS No.130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Segment Reporting

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock".  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No.162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No.162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No.162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No.142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No.141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No.161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No.161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No.161 on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial

Statements”, which amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No.160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No.160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No.160 to have a material impact on its financial statements.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Business Combinations

In December 2007, the FASB issued SFAS No.141(R) “Business Combinations”.  This Statement replaces the original SFAS No.141.  This Statement retains the fundamental requirements in SFAS No.141 that the acquisition method of accounting (which SFAS No.141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No.141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No.141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No.141(R) will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No.159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No.159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No.159.

Fair Value Measurements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. SFAS No.157 provides guidance for using fair value to measure assets and liabilities. SFAS No.157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No.157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal tears.  SFAS No.157 will be adopted by the Company in the first quarter of fiscal year 2009.  The Company is does not expect the adoption of SFAS No.157 to have a material impact on its consolidated results of operations and financial condition.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

 NOTE B – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

		June 30,	June 30,
Description	Life	2008	2007

Office Equipment	4 yrs	$20,731	$10,894
Furniture & Fixtures	7 yrs	2,085	2,085
Leasehold Improvements	1 yr	5,775	5,775
Vehicles	3 yrs	2,123	2,123

		30,714	20,877
Less: Accumulated Depreciation		(14,750)	(9,711)

		$15,964	$11,166

Depreciation expenses for the years ended June 30, 2008 and 2007 were $5,040 and $8,918, respectively.

NOTE C – OTHER ASSETS

	June 30,	June 30,
	2008	2007

Patent costs, net of amortization of
$2,000 (2008) and $1,333 (2007)	$8,000	$8,667
Lease security deposits	4,760	4,760

	$12,760	$13,427

Patent costs consist of accumulated legal costs associated with a patent application covering the exchange platform concept and associated technology.  On March 29, 2006 David Dorr (“Dorr”), the chief executive officer of Life Exchange and primary developer of the online exchange platform concept, entered into an Assignment by Inventor agreement whereby the ownership of the patent application and associated intellectual property rights were transferred to the Company.  Prior to the transfer, the Company had operated under a license agreement with Dorr to pursue the development and utilization of the online exchange platform.  Patent costs amortization expense is $667 annually, for each fiscal year ended June 30, through 2020.

NOTE D – NOTE PAYABLE – RELATED PARTIES

On July 5, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing (“Note 1”).  The terms of Note 1, as modified by subsequent amendments, provide for 7% interest payable at maturity.  Note 1 is unsecured and matures on April 15, 2010 with quarterly interest installments due through April 15, 2010.  Note 1 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows. The Holder of this Note 1 is entitled, at its option, to convert the principal amount of Note 1 or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria measured during December, 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE D – NOTE PAYABLE – RELATED PARTIES (Cont’d)

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing (“Note 2”).  The terms of Note 2, as modified by subsequent amendments, provide for 7% interest payable at maturity.  Note 2 is unsecured and matures on April 15, 201.  Note 2 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  Note 2 may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as Note 2.

NOTE E – INCOME TAXES

The benefit from income taxes for the years ended June 30, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal	$128,000	$(241,755)
State	13,666	(25,811)
Benefit from income taxes	141,665	(267,566)
Use of NOL/Increase in valuation allowance	(141,665)	267,566
Benefit from income taxes, net of allowance	$-	$-

The difference between benefit from income taxes computed by applying the federal statutory Corporate tax rate and actual income tax expense for the periods ended June 30, 2008 and 2007 is as follows:

	2008	2007
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-37.6%
Effective income tax rate	0.0%	0.0%

The net deferred tax assets at June 30, 2008 and June 30, 2007 are comprised of the following:

	2008	2007
Deferred tax assets - non-current	$278,942	$420,608
Valuation allowance	(278,942)	(420,608)
Net defered tax asset	$-	$-

The Company currently has a net operating loss (NOL) of $682,885 (2008) and $1,035,654 (2007) which can be utilized until the year 2026.  The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE F – EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.  The following reconciles amounts reported in the financial statements for the year ended June 30, 2008:

	2008	2007
Basic earnings per share computation
Numerator:
Income (loss) from continuing operations	$376,469	$(711,043)
Net Earnings (Loss)	$376,469	$(711,043)
Denominator:
Basic shares outstanding	176,715,000	176,715,000
Basic net earnings per share	$0.002	$(0.004)

Diluted earnings per share computation
Numerator:
Income from continuing operations	$376,469	$(711,043)
Plus: Preferred share dividends	--	--
Net Earnings	$376,469	$(711,043)
Denominator:
Basic shares outstanding	176,715,000	176,715,000
Assumed conversion of:
Warrants related to Note 2	1,676,500	--
Diluted shares outstanding	178,391,210	176,715,000
Diluted net earnings per share	$0.002	$(0.004)

Effect of dilutive securities

The 1,676,500 shares of potential common stock associated with Note 2 were not included in the computation of diluted earnings per share in 2007 because the effect of conversion would be antidilutive.

NOTE G – LEASES and COMMITTMENTS

The Company currently leases its primary office facilities under a one-year, non-cancelable real estate operating lease with a minimum annual rental commitment of $33,000.  The lease expires on June 1, 2009 and may be renewed.

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2008

NOTE H – SUBSEQUENT EVENTS

In July 2008, the Company formed four additional subsidiaries to facilitate its plans to further expand its service offerings.  Filings with the State of Nevada began on June 3, 2008, however the organization activities were not completed until July 2008.  None of these subsidiaries were complete and operational or record any transactions as of June 30, 2008.  The newly formed subsidiaries are as follows:

LFX Brokerage LLC

This company was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity will hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

LFX Acquisitions LLC

This company was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

LFX Capital Markets LLC

This company was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

LFX Trading, LLC

This company was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

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

For the period ending December 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. They have concluded, as of June 30, 2008 that our disclosures were effective to ensure that:

(1) Information required to be disclosed by the Company in reports that it files or submits under the act is recorded, processed, summarized and reported, within the time periods specified in the Commissions' rules and forms, and

(2) Controls and procedures are designed by the Company to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to the issuer's management including the Chief Executive Officer and the Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding financial disclosure.

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of June 30, 2008 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management's report in this Annual Report.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. However, Management has engaged the services to of a consulting firm specializing in Sarbanes-Oxley compliance to assist us in identifying areas where we may cost-effectively improve our segregation of duties.  They are also assisting Management in testing our internal controls to determine if the internal controls currently in place are functioning as designed.  Management will periodically reevaluate this situation.

Lack of Independent Board of Directors and Audit Committee

Management is aware that there is a lack of an independent board of directors and audit committee due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the cost of maintaining independent board members and the direct involvement of the existing officers and board members in the company’s daily transactions, the risks associated with such lack of an independent board of directors are low and the potential benefits of adding independent directors to enhance corporate governance duties do not justify the substantial expenses associated with such additions. Management has begun the interview process for several potential additions to the board.  Management will periodically reevaluate this situation.

Changes in Internal Control

There have been no other changes in our internal controls over financial reporting that occurred during the period covered by this Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table furnishes the information concerning our directors and officers as of June 30, 2008. The directors are elected every year and serve until their successors are elected and qualify.

Name	Age	Position(s)
David Dorr	30	President, Chief Executive Officer, Chief Financial Officer, Director
Brian Dorr	25	Secretary, Treasurer, Director
Jean-Marc Golden	41	Vice President, Chief Operating Officer, Director

David Dorr, (30) is the President, Chief Executive Officer and founder of Life-Exchange.  Mr. Dorr has been an officer and director with Life-Exchange since its inception in January 2005. Over this period, Mr. David Dorr has been responsible for development and implementation of the company’s direction, strategic ventures and relationships. Mr. David Dorr has been asked to speak both in the U.S. and Europe at industry conferences, including the BVZL Conference held in Dortmund, Germany, the Life Insurance Settlement Association Conference in New York, and the Emerging Investment Strategies in the Secondary Life Market, Hedge Fund Conference in New York. For the three years prior to launching Life-Exchange, Mr. Dorr was Director of Business Development for Life Asset Group in Miami, Florida; a premier life settlement brokerage firm.  He joined Life Asset Group when it was a start-up operation and in his position as Director of Business Development, Mr. Dorr transformed the firm from a start-up operation of one employee, to a profitable operation of 22 employees within two years.

 Brian Dorr, (25), has been has been an officer and director with Life-Exchange since March 2005.  As Vice President of Longevity Trading his primary responsibility is on the execution of all life settlement policy auctions.  In addition to these duties, Mr. Dorr is responsible for the development of the Life-Exchange software application and all customer service and client side activities. For the three years prior to joining Life-Exchange, Mr. Dorr was employed by Life Asset Group in Miami, Florida; one of the nation’s largest life settlement brokerage firms based in Miami, Florida. At Life Asset Group, he was responsible for the creation and management of the firm's Case Coordination Department.  In addition to his management duties, Mr. Dorr was responsible for sourcing, recommending and implementing software applications to streamline case management. Mr. Dorr was also a member of the firm’s in-house design committee responsible for design and improvements to the firm’s Customer Resource Management system.

Jean-Marc Golden, (41), has been an officer and director with Life-Exchange since March 2005.  As Vice President and Chief Operating Officer, Mr. Golden has been primarily responsible for management of the company's day-to-day operations, including accounting, marketing, software development, technology and personnel. Prior to joining Life-Exchange, Mr. Golden’s last five years of business experience was a New York based management consultant specializing in operations, product commercialization, client development and organizational audits.  His clients consisted of both Fortune 500 companies and entrepreneurial ventures, including Deloitte & Touche, Lois Law, American Lawyer Media, Wasserstein Perella & Co., MTV, and Viacom. During this period, Mr. Golden has also served as a Board Member for The Sam and Adele Golden Foundation for the Arts, Inc., an internationally recognized 503(c) organization.

David Dorr, Brian Dorr, and Cameron Dorr, an investor in the company, are brothers.

Code of Ethics

Subsequent to our fiscal year end, in the quarter ended September 30, 2008, we adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our three directors, David Dorr, Brian Dorr and Jean-Marc Golden, have chosen to adopt such a code of ethics because they believe that establishing a code of ethics is in the best interest of our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and ten percent (10%) beneficial owners to file reports with the SEC regarding their ownership and changes in ownership of their equity securities of the Company and to furnish to the Company copies of such reports. Based solely upon our review of the copies of such reports, we believe that during the 2008 fiscal year, all directors, executive officers and ten percent (10%) beneficial owners have complied with such filing requirements.

ITEM 11.      EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended June 30, 2008 and 2007 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Dorr, CEO	2008	73,629	0	0	0	0	0	0	73,629
	2007	84,608	0	0	0	0	0	0	84,608
Brian Dorr, secretary	2008	73,769	0	0	0	0	0	0	73,769
	2007	83,908	0	0	0	0	0	0	83,908
Jean-Marc Golden, vice pres.	2008	115,824	0	0	0	0	0	0	115,824
	2007	80,700	0	0	0	0	0	0	80,700

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2008
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Dorr	None	None	None	None	None	None	None	None	None
Brian Dorr	None	None	None	None	None	None	None	None	None
Jean-Marc Golden Ponnath	None	None	None	None	None	None	None	None	None

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officer.

We have made no Long Term Compensation payouts (LTIP or other).

DIRECTOR COMPENSATION

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
David Dorr	None	None	None	None	None	None	None
Brian Dorr	None	None	None	None	None	None	None
Jean-Marc Golden	None	None	None	None	None	None	None

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 30, 2008, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
common	Vantage Group Ltd.(1)	45,000,000	25.465%

(1) Lyle Hauser is the sole shareholder, officer and director of Vantage Group, Ltd.  Address is c/o Life Exchange, Inc., 2001 Biscayne Blvd., Suite 2102, Miami, FL 33137.  Vantage Group, Ltd. provided the bulk of the initial funding necessary to launch the Company.  As of June 30, 2008, the Company owes Vantage Group, Ltd. $455,000 under 2 unsecured convertible notes.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 30, 2008, for the following: (1) each of the Company's directors and executive officers and (2) its directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class(1)
Common	David Dorr	75,680,000	42.826%
Common	Brian Dorr	21,820,000	12.348%
Common	Jean-Marc Golden	10,500,000	5.942%
Directors and executive officers as a group(3total)		108,000,000	61.116%

(1) Based on an aggregate of 176,715,000 common shares outstanding as of June 30, 2008.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us. As of the date of this report, there is no material proceeding to which any of our directors, executive officers or affiliates is a party or has a material interest adverse to us.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $24,950 for the fiscal year ended June 30, 2008 and $22,300 for the fiscal year ended June 30, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended June 30, 2008 and $0 in audit related fees for the fiscal year ended June 30, 2007. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $10,000 for the fiscal year ended June 30, 2008 and $0 for the fiscal year ended June 30, 2007.

All Other Fees

           There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Jewett, Schwartz, Wolfe & Associates as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2008 are filed as part of this report.

                      (1)      Financial statements of the Company and its subsidiaries.

(2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NUMBER	DESCRIPTION

2.1	Exchange Agreement dated December 22, 2005*
2.2	Agreement and Plan of Merger (Short Form Merger) dated March 29, 2006*
3.1	Articles of Incorporation of Life Exchange, Inc. Delaware dated January 20, 2005*
3.2	Amendment to Articles of Life Exchange, Inc. Delaware dated April 6, 2005*
3.3	Amended and Restated Articles of Incorporation of Life Exchange, Inc., Nevada, dated November 14, 2005*
3.4	By-Laws*
10.1	Stock Purchase Agreement dated March 8, 2006*
10.2	Assignment by Inventor dated March 31, 2006*
10.3	Form of Broker User Agreement*
10.4	Form of Provider User Agreement*
23.1	Consent of Auditor*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Previously filed

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 Life Exchange, Inc.

/s/ David Dorr

By:  David Dorr
President, Chief Executive Officer, Chief Financial Officer
Date: September 26, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David Dorr

By:  David Dorr, Director
Date:  September 26, 2008

/s/ Brian Dorr

By:  Brian Dorr, Director
Date:  September 26, 2008

/s/ Jean-Marc Golden

By:  Jean-Marc Golden, Director
Date:  September 26, 2008