Form 10-Q
period 2008-09-30
Life Exchange Inc
filed 2008-11-14
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To __________

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

Large accelerated filer   [  ]                                                      Accelerated filer   [  ]
Non-accelerated filer   [  ]                                                        Smaller reporting company   [X]
(Do not check if a smaller reporting company)

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

As of November 14, 2008, there were 176,715,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

LIFE EXCHANGE, INC.
For The Quarterly Period Ended September 30, 2008

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

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS

CURRENT ASSETS
Cash	$170,045	$263,263
Accounts receivables	27,523	106,752
Prepaid expenses	27,750	2,750
TOTAL CURRENT ASSETS	225,318	372,765

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	14,423	15,964
OTHER ASSETS, NET	12,593	12,760

TOTAL ASSETS	$252,334	$401,489

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$49,991	$27,899
Accrued expenses, payroll, related taxes and interest	123,129	238,996
Other current liabilities	-	-
TOTAL CURRENT LIABILITIES	173,120	266,895

NOTE PAYABLE RELATED PARTY	455,000	455,000

TOTAL LIABILITIES	628,120	721,895

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares. No shares issued and outstanding	-	-
Common stock $.001 par value
Authorized 250,000,00 shares.
176,715,000 shares issued and outstanding	176,715	176,715
Additional paid-in capital	329,982	185,764
Accumulated deficit	(882,483)	(682,885)
TOTAL SHAREHOLDERS' DEFICIT	(375,786)	(320,406)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$252,334	$401,489

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF REVENUE AND EXPENSE

	Three Months Ended September 30,
	2008	2007

NET REVENUE	$103,833	$383,990

COSTS AND EXPENSES
Cost of net revenue
Product development	-	-
Internet hosting	9,288	5,668
Other costs of net revenue	2,919	1,000
	12,207	6,668
Costs of sales and marketing
Travel and entertainment	13,729	6,836
Telephone and communication	2,160	2,494
Dues, subscriptions and memberships	12,910	691
Other costs of sales and marketing	34,886	12,879
	63,685	22,900
Costs of administration
Legal and professional fees	59,725	20,218
Payroll expenses	127,982	83,295
Office expenses	16,043	10,653
Insurance	1,145	483
Other cost of administration	15,021	1,417
	219,916	116,066

TOTAL COSTS AND EXPENSES	295,808	145,634

OPERATING INCOME (LOSS)	(191,975)	238,356

OTHER INCOME (EXPENSE)
Refunds received and other fees	1,000	-
Interest income	168	-
Interest expense	(8,791)	(8,490)
	(7,623)	(8,490)

NET INCOME (LOSS)	$(199,598)	$229,866

Net Earnings (Loss) Per Share
Basic and Fully Diluted	$(0.001)	$0.001

Weighted Average Shares Outstanding
Basic and Fully Diluted	176,715,000	176,715,000

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Three Months Ended September 30, 2008 and the Year Ended June 30, 2008

	Common Stock		Additional	Accumulated	Shareholder's
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2007	176,715,000	$176,715	$185,764	$(1,059,354)	$(696,875)

Net Loss for the year ended June 30, 2008				376,469	376,469

BALANCE AT JUNE 30, 2008	176,715,000	176,715	185,764	(682,885)	(320,406)

Forgiven accrued salaries	-	-	144,218	-	144,218

Net Income for the period ended September 30, 2008	-	-	-	(199,598)	(199,598)

BALANCE AT SEPTEMBER 30, 2008	176,715,000	$176,715	$329,982	$(882,483)	$(375,786)

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
NET INCOME (LOSS)	$(199,598)	$229,866
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,541	982
Amortization of intangible assets	167	167
Allowance for bad debts	1,807	58
Net cash used by operations before change in working capital	(196,083)	231,073
Changes in operating assets and liabilities:
Trade accounts receivable	77,422	(331,418)
Prepaid expenses	(25,000)	-
Trade accounts payable	22,093	3,651
Accrued expenses, payroll,related taxes and interest	28,350	81,076
Other current liabilities	-	-
Net cash provided by (used in) operating activities	(93,218)	(15,618)

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	-
Purchases of other assets	-	-
Net cash used in investing activities	-	-

Cash Flow From Financing Activities:
Net proceeds related party	-	5,000
Net cash provided by financing activities	-	5,000

NET INCREASE IN CASH AND EQUIVILANTS	(93,218)	(10,618)
Cash and cash equiviliants at beginning of the period	263,263	13,197

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$170,045	$2,579

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Forgiven accrued salaries	$144,218	$-

The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company or LFXG	Life-Exchange, Inc. and subsidiary
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIFO	First-in, First-out
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
YTD-2009	the three months ended September 30, 2008

Company Background

On January 19, 2005, Life-Exchange, Inc. (the “Company” or “we” or “our” or “us”) was incorporated under the laws of the State of Delaware for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform.  This platform was designed to facilitate the brokering of life insurance policies in the secondary market.  On January 29, 2006, our common stock began trading publicly on the NASDAQ Pink Sheets under the symbol “LFXG.PK”.

We are an Internet-based, business-to-business exchange for the life settlement industry. By providing a secure, efficient and neutral electronic trading platform specifically designed for life settlements, we address many of the inefficiencies and difficulties currently facing the industry.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

In July 2008, the Company formed four additional subsidiaries to facilitate its plans to further expand its service offerings.  Filings with the State of Nevada began on June 3, 2008, however the organization activities were not completed until July 2008.  The newly formed subsidiaries are as follows:

LFX Brokerage LLC - This company was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity will hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

LFX Acquisitions LLC - This company was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

LFX Capital Markets LLC - This company was formed in anticipation of further regulatory developments that could bring greater oversight by the Financial Industry Regulatory Authority (FINRA) to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

LFX Trading, LLC - This company was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Going Concern

As shown in the accompanying financial statements, the Company realized a net loss from operations of $199,598 for the three months ended September 30, 2008 and a shareholders’ deficit of $375,786, which is an increase from a shareholders’ deficit of $320,406 as of June 30, 2008.  It is uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2009.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Life-Exchange, Inc. and its wholly owned subsidiary LFX Insurance Services, LLC, LFX Brokerage, LLC, LFX Trading, LLC, LFX Capital Markets, LLC and LFX Acquisitions, LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made in the 2008 results to conform to the presentation used in YTD-2009.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

At September 30, 2008, the Company had cash deposits that exceeded federally insured limits, which potentially subjects the Company to a concentration risk.  Although the Company believes that it maintains its cash deposits at high quality financial institutions, the Company will periodically evaluate the quality of its financial depository’s and if appropriate, distribute its deposits across several financial institutions, to mitigate this concentration risk.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs, collections and current credit conditions.  During YTD-2009, the Company reflected an allowance for doubtful accounts of $1,807, related to the amounts due from specific customers that were deemed by management to be uncollectible.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for the Company as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No.162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No.162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No.162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No.142 Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No.142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No.141 (revised 2007) Business Combinations and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company does not anticipate that this statement will have a material impact on its financial statements.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51. This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised) Business Combinations. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning on or after December 15, 2008. Management does not anticipate that SFAS 141 (Revised) will have an impact on the Company’s financial statements upon adoption.

NOTE B – NOTE PAYABLE – RELATED PARTIES

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

NOTE B – NOTE PAYABLE – RELATED PARTIES (Cont'd)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

On January 19, 2005, Life-Exchange, Inc. (the “Company” or “we” or “our” or “us”) was incorporated under the laws of the State of Delaware for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform.  This platform was designed to facilitate the brokering of life insurance policies in the secondary market.  On January 29, 2006, our common stock began trading publicly on the NASDAQ Pink Sheets under the symbol “LFXG.PK”.

We are an Internet-based, business-to-business exchange for the life settlement industry. By providing a secure, efficient and neutral electronic trading platform specifically designed for life settlements, we address many of the inefficiencies and difficulties currently facing the industry.

Both viatical and life settlement transactions involve the sale of an existing life insurance policy to a third party. By selling the policy, the policyholder receives an immediate cash payment to use as he or she wishes. The purchaser takes an ownership interest in the policy at a discount to its face value and receives the death benefit under the policy when the insured dies.  The insurance industry generally uses the term “viatical settlement” to refer to a transaction involving the terminally or chronically ill insured and the term “life settlement” to refer to a transaction involving an insured who is not terminally or chronically ill, but generally over the age of sixty five (65).

After a policy has been registered and submitted to auction, the policy enters a preview period which allows all potential buyers the opportunity to underwrite the policy. After this preview period expires, the policy enters a live auction period whereby providers are able to bid against each other for the right to purchase the life insurance policy in a real-time, online auction.

Our operating revenues are derived from fees for facilitating viatical and life settlement transactions associated with successful policy auctions.  Transactions fees are based on a percentage of the face amount of the life insurance policy. This fee arrangement is non-commission based and therefore it allows us to remain neutral in a life settlement transaction as we are not incentivized by either a high or a low sales price. Furthermore, because of our role in the life settlement transaction and as validated by the neutrality of our fee structure, we do not represent or negotiate on behalf of the policy owners and accordingly do not have a fiduciary responsibility to the policy owner as a life settlement broker would.

In addition to the transaction fees described above, we also generate news distribution fees. The secondary life insurance market is a niche marketplace with a unique blend of participants. And while this marketplace is experiencing tremendous growth, it is still difficult to target the most active firms and individuals. To address this need, we maintain a large database of influential readers focused on life settlements. For news distribution fees ranging from $500 to $2000 per press release, we will distribute press releases to our subscriber base.

Our automated exchange and auction system has modernized the life settlement industry by introducing buyers to sellers (and vice versa) in a virtual, online marketplace. Our features and functionality are specifically designed to improve regulatory compliance, increase customer value, reduce transaction costs, create new revenue models, and add efficiency to an inefficient market.

On September 27, 2007, we formed LFX Insurance Services, LLC,  a Nevada limited liability company.  LFX was formed to process “structured finance” transactions related to our core life settlement business.  Structured finance transactions involve an extension of the services provided to customer base for customer driven transactions executed through our exchange platform.  Structured finance transactions utilize the skill sets of our personnel to both advise and structure an appropriate transaction that accommodates the goals of the parties involved.

Recent developments.  As part of our plan to expand operations, in July 2008 we formed four (4) new Nevada limited liability company subsidiaries, none of which are currently operational. The newly formed subsidiaries are as follows:

•  LFX Brokerage LLC was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity will hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

•  LFX Acquisitions LLC was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

•  LFX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

•  LFX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

We operate two websites: www.life-exchange.com and www.life-exchange.net.

Life settlements have become a more popular investment for many institutional lenders, including life insurance companies such as AIG. Although we currently have several pending contracts involving AIG policies, we fully expect the current market situation to have little impact on the underlying insurance policies we exchange, or the volume related thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 (Q1 2009)
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007 (Q1 2008)

Results of Operations

Three Months Ended September 30, 2008 (YTD 2009) Compared to Three Months Ended September 30, 2007 (YTD 2008)

Revenues decreased $280,157 (73%) to $103,833 (YTD 2009) from $383,990 (YTD 2008).  The decrease is directly attributable to the financial uncertainty of AIG during the quarter ended September 30, 2008. The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.  Approximately $88,015 (84.8%) and $15,818 (15.2%) was generated through specialty auctions and brokerage services, respectively during YTD 2009.  $281,635 (81%) was generated from specialty auctions during YTD 2008.

Costs of Revenue increased $5,539 (83.1%) to $12,207 (YTD 2009) from $6,668 (YTD 2008).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The increase was primarily due to a $3,620 increase in Internet Hosting costs.

Sales and Marketing Costs increased $40,785 (178.1%) to $63,685 (YTD 2009) from $22,900 (YTD 2008).  Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was directly due to increased expenditures for organization memberships and other marketing costs as part of the company’s strategic plan to increase the exposure of the company nationally.  In addition, the company also experienced increased costs of travel and entertainment in pursuit of their strategic business plan for growth.

Administration Costs increased $103,848 (89.5%) to $219,916 (YTD 2009) from $116,068 (YTD 2008).  Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The increase was primarily due to increases in:

•	payroll of $44,687 caused by the hiring of additional staff needed due to company’s growth;

•	professional fees (legal and accounting) of $39,507 due to establishing additional companies;

•	office expense, insurance and other administration cost of $19,654 also caused by our expansion and new subsidiaries.

Other Income (Expense) reported a decreased expense of $867 (10.2%) to $7,623 expense (YTD 2009) from an $8,490 expense (YTD 2008). Other income (expense) consists of refunds received, interest income and interest expense.  The decreased expense is primarily due to a refund.

Net Income (Loss) decreased $429,462 (186.8%) to a $199,598 net loss (YTD 2009) from $229,864 net income (YTD 2008).  The decrease is primarily due to a decrease in exchange revenue due to disruptions in the economy during this quarter.

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital decreased $53,672 (50.7%) to a $52,198 surplus at September 30, 2008 from a $105,870 surplus at June 30, 2008.  The Company reported $170,045 in cash at September 30, 2008, which represents collections of earned revenue primarily from specialty auction fees, one of our additional service lines.

It is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs, although the Company has realized four profitable quarters since inception.  As shown in the accompanying financial statements, the Company realized net loss from operations of $199,598 for the three months ended September 30, 2008 and a shareholders’ deficit of $375,786.  It will take several quarters of revenues at volumes consistent with 2008 average quarterly revenue to offset the accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the YTD 2009

Cash Flows From Operating Activities  Net cash used in operating activities was $93,218 (YTD 2009).  Net cash used by operating activities resulted from a net loss, adjusted for non-cash reconciling items, of $196,083, which was partially offset by net cash provided by working capital requirements of $102,865.  Working capital provided net cash in the form of decreased accounts receivables of $77,422 due to reduced sales; an increase in accounts payable of $22,093 due to increased professional services related to establishing a new service line; an increased accrued expenses of $28,350 due to increased legal and professional fees; and an increased prepaid expense of $25,000 for a legal retainer.

Cash Flows From Investing Activities   No cash was used or provided by investing activities.

Cash Flows From Financing Activities    No cash was used or provided by financing activities.

Non-Cash Investing and Financing Activities   The Company realized a $144,618 contribution to equity as a result of management’s decision to forgive prior salaries accrued but unpaid.

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

The $300,000 note provides that the Holder, at its option, may convert the principal amount of this Note or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria  measured during December 2006. Company did not meet the performance criteria and accordingly, no shares were converted.

The $150,000 note also provides the Holder with conversion rights based on the Company attaining certain performance criteria.

As part of our plan to expand operations, in July 2008 we formed four (4) new Nevada limited liability company subsidiaries, none of which are currently operational. The newly formed subsidiaries are as follows:

•  LFX Brokerage LLC was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity will hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

•  LFX Acquisitions LLC was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

•  LFX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

•  LFX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Off Balance Sheet Transactions

As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

For the period ending September 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by David Dorr, our President and Principal Executive Officer and Brian Dorr, our Principal Financial Officer.  Based upon their evaluation, they concluded that the Company’s disclosure controls and procedures are effective.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of September 30, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our management has taken steps to correct previously disclosed material weaknesses in the preparation, review, presentation and disclosures in our Consolidated Financial Statements.  We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.   Unregistered Sales Of Equity Securities And Use Of Proceeds

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

EXHIBIT
NUMBER                                           DESCRIPTION

31.1           Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2           Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1           Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2           Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

By:	/s/ David Dorr
David Dorr Chief Executive Officer, President, and Director Date: November 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ David Dorr
David Dorr Chief Executive Officer, President, Director, and Acting Chief Financial Officer Date: November 14, 2008

By:	/s/ Brian Dorr
Brian Dorr Secretary, Director, and Treasurer Date: November 14, 2008