Form 10-Q
period 2008-12-31
Life Exchange Inc
filed 2009-02-17
CIK 1353059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q

--------------------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2008

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

            As of February 13, 2009, there were 178,315,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

LIFE EXCHANGE, INC.

For The Quarterly Period Ended December 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements -------------------------------------------------------------------------------

Item 2. Management’s Discussion and Analysis of Financial Condition and Results

            of Operations-----------------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk-----------------------N/A

Item 4. Controls and Procedures--------------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1. Legal Proceedings---------------------------------------------------------------------------------

Item 1A. Risk Factors----------------------------------------------------------------------------------N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds-----------------------------

Item 3. Defaults upon Senior Securities----------------------------------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders---------------------------------------

Item 5. Other Information----------------------------------------------------------------------------------

Item 6. Exhibits----------------------------------------------------------------------------------------------

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

                                                                        PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LIFE EXCHANGE, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$54,316	$26 3,263
Accounts receivables	23,084	106,752
Prepaid expenses	27,750	2,750
TOTAL CURRENT ASSETS	105,150	372,765

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	12,883	15,964
OTHER ASSETS, NET	12,427	12,760

TOTAL ASSETS	$130,460	$401,489

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Trade accounts payable	$172,491	$27,899
Accrued expenses, payroll, related taxes and interest	97,637	238,996
Other current liabilities	2,100	-
TOTAL CURRENT LIABILITIES	272,228	266,895

NOTE PAYABLE RELATED PARTY	455,000	455,000

TOTAL LIABILITIES	727,228	721,895

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $.001 par value
Authorized 20,000,00 shares; No shares issued and outstanding
Common stock $.001 par value
Authorized 250,000,00 shares; 176,715,000 shares issued and
outstanding as of December 31, 2008 and June 30, 2008	176,715	176,715
Additional paid-in capital	329,982	185,764
Accumulated deficit	(1,103,465)	(682,885)

TOTAL SHAREHOLDERS' DEFICIT	(596,768)	(320,406)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$130,460	$401,489

The accompanying notes are an integral part of these consolidated financial statements
F-2

  LIFE EXCHANGE, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

NET REVENUE	$13,644	$308,276	$117,477	$692,267

COSTS AND EXPENSES
Cost of net revenue:
Product development		5,000		5,000
Internet hosting	10,070	6,089	19,357	11,757
Other costs of net revenue	6,593	1,400	9,512	2,400
	16,663	12,489	28,869	19,157
Sales and marketing expense:
Travel and entertainment	6,796	15,842	20,525	22,678
Telephone and communication	1,545	3,755	3,704	6,249
Dues, subscriptions and memberships	1,090	6,517	14,000	7,208
Other costs of sales and marketing	4,226	45,684	39,111	58,563
	13,657	71,798	77,340	94,698
Administration expense:
Legal and professional fees	124,533	52,169	184,258	72,387
Payroll expenses	40,220	94,088	168,202	177,383
Office expenses	17,457	16,595	33,500	27,249
Insurance	1,150	10,867	2,296	11,351
Other cost of administration	12,742	8,455	27,764	9,872
	196,102	182,174	416,020	298,242

TOTAL COSTS AND EXPENSES	226,422	266,461	522,229	412,097

OPERATING INCOME (LOSS)	(212,778)	41,815	(404,752)	280,170

OTHER INCOME (EXPENSE)
Refunds received and other fees	35	-	1,035
Interest income		236	168	236
Interest expense	(8,240)	(8,776)	(17,031)	(17,267)
	(8,205)	(8,540)	(15,828)	(17,031)

NET INCOME (LOSS)	$220,983)	$33,275	$(420,580)	$263,139

Net Earnings (Loss) Per Share
Basic and Fully Diluted	$(0.001)	$0.000	$(0.002)	$0.001

Weighted Average Shares Outstaning
Basic and Fully Diluted	176,715,000	176,715,000	176,715,000	176,715,000

The accompanying notes are an integral part of these consolidated financial statements
F-3

LIFE EXCHANGE, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Six Months Ended December 31, 2008 and the Year Ended June 30, 2008

	Common Stock		Additional	Accumulated	Shareholders'
	Shares	$	Paid In Capital	Deficit	Deficit

BALANCE AT JUNE 30, 2007	176,715,000	$176,715	$185,764	$(1,059,354	$(696,875)

Net Loss for the year ended June 30, 2008				376,469	376,469

BALANCE AT JUNE 30, 2008	176,715,000	176,715	185,764	(682,885)	(320,406)

Forgiven Accrued Salaries			144,218		144,218

Net Income for the six months ended December 31, 2008				(420,580)	(420,580)

BALANCE AT DECEMBER 31, 2008 (Unaudited)	$176,715,000	$176,715	$329,982	$(1,103,465)	$(596,768)

The accompanying notes are an integral part of these consolidated financial statements
F-4

LIFE EXCHANGE, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended December 31,
	2008	2007

Cash Flows From Operating Activities:
NET INCOME (LOSS)	$(420,580)	$263,139
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,081	1,958
Amortization of intangible assets	333	334
Allowance for bad debts	5,777	4,731
Net cash used by operations before change in working capital	(411,389)	270,162
Changes in operating assets and liabilities:
Trade accounts receivable	77,892	(180,313)
Prepaid expenses	(25,000)	-
Trade accounts payable	144,592	(3,473)
Accrued expenses, payroll,related taxes and interest	2,858	44,105
Other current liabilities	2,100	-
Net cash provided by (used in) operating activities	(208,947)	130,481

Cash Flow From Investing Activities:
Purchases of property, equipment and improvements	-	(4,873)
Purchases of other assets	-	-
Net cash used in investing activities	-	(4,873)

Cash Flow From Financing Activities:
Net proceeds related party	-	5,000
Net cash provided by financing activities	-	5,000

NET INCREASE IN CASH AND EQUIVILANTS	(208,947)	130,608
Cash and cash equiviliants at beginning of the period	263,263	13,197

CASH AND CASH EQUIVILANTS AT END OF PERIOD	$54,316	$143,805
SUPPLEMENTARY INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES
Forgiven accrued salaries	$144,218	$-
The accompanying notes are an integral part of these consolidated financial statements F-5

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

      Company or LFXG           Life-Exchange, Inc. and subsidiary

      APB                      Accounting Principles Board

      ARB                      Accounting Review Board

      EITF                      Emerging Issues Task Force

      FASB                    Financial Accounting Standards Board

      FSP                       FASB Staff Position

      FIN                       FASB Interpretation Number

      GAAP                   Generally Accepted Accounting Principles

      PCAOB                Public Accounting Oversight Board

      SAB                      Staff Accounting Bulletin

      SEC                       Securities Exchange Commission

      SFAS or FAS        Statement of Financial Accounting Standards

      QTR-2009             the three months ended December 31, 2008

      YTD-2009             the six months ended December 31, 2008

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

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

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

LFX Trading, LLC- This company was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Going Concern

After realizing four consecutive profitable quarters in fiscal 2008, the first two quarters of 2009 have produced operating losses as a result of decreased revenues.  Therefore, it is uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.   As shown in the accompanying financial statements, the Company realized a net loss from operations of $420,580 for the six months ended December 31, 2008 and a shareholders’ deficit of $596,768, which is an increase from a shareholders’ deficit of $320,406 as of June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

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

Principles of Consolidation and Basis of Accounting

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

Interim Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

financial position as of December 31, 2008 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2009.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of SAB 104, “Revenue Recognition”, which states that revenue is realized and earned when all of the following criteria are met:

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

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company has had in the past and may have in the future, cash deposits that exceeded federally insured limits, which potentially subjects the Company to a concentration risk.  Although the Company believes that it maintains its cash deposits at high quality financial institutions, the Company periodically evaluates the quality of its financial depository’s and if appropriate, distribute its deposits across several financial institutions, to mitigate this concentration risk.  No cash deposits exceeded the federally insured limits at December 31, 2008.

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an appropriate allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs, collections and current credit conditions.  During YTD-2009, the Company reflected an allowance for doubtful accounts of $5,777, related to the amounts due from specific customers that were deemed by management to be uncollectible.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Maintenance and repair costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Intangible Assets

Intangible assets consist of patent costs covering the exchange platform concept and associated technology.  The patent has a carrying value of $10,000 and is being amortized on the straight-line basis over 15 years.  Accumulated amortization as of December 31, 2008 was $2,333.  Amortization expense was $167 (QTR-2009) and $333 (YTD-2009).  Amortization expense is estimated to be $667 per year in each of the years ended June 30, 2009 through 2013.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriated methods of determining fair value. In 2008/2009, the Company believes that there has been no impairment of its long-lived assets.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS 128.  This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations.  Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.

Comprehensive Income (Loss)

The Company adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the year covered in the financial statements.

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 also includes a technical amendment to SFAS 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS 132(R)-1.  The Company is currently assessing the impact of FSP FAS 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN 48-3 defers the effective date of FIN 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. GAAP are not eligible for the deferral.  FSP FIN 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS 140-4 also amends FIN 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS 140-4 on its consolidated financial position and results of operations.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF 08-7, “Accounting for Defensive Intangible Assets.”  EITF 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF 08-6 “Equity Method Investment Accounting Considerations.”  EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF 08-6 on its consolidated financial position and results of operations.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF 08-5 “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends SFAS 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS 133-1 on its consolidated financial position and results of operations.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on the Company’s consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company does not expect that the adoption of SFAS 161 will have a material impact on the Company’s consolidated financial statements.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated FinancialStatements”, which amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS 141(R) “Business Combinations”.  This Statement replaces the original SFAS 141.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer:

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

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  SFAS 157 will be adopted by the Company in the first quarter of fiscal year beginning July 2009.  The Company is does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations and financial condition.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE B – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

		December 31,	June 30,
Description	Life	2008	2008

Office Equipment	4 yrs	$ 20,731	$ 20,731
Furniture & Fixtures	7 yrs	2,085	2,085
Leasehold Improvements	1 yr	5,775	5,775
Vehicles	3 yrs	2,123	2,123

		30,714	30,714
Less: Accumulated Depreciation		(17,831)	(14,750)

		$ 12,883	$ 15,964

Depreciation expense for the three months ended December 31, 2008 and 2007 was $1,541 and $976, respectively and for the six months ended December 31, 2008 and 2007 was $3,081 and $1,958, respectively

NOTE C – OTHER ASSETS

	December 31,	June 30,
	2008	2008

Patent costs, net of amortization of $2,333	$ 7,667	$ 8,000

Lease security deposits	4,760	4,760

	$ 12,427	$ 12,760

Patent costs consist of accumulated legal costs associated with a patent application covering the exchange platform concept and associated technology.  Patent costs amortization expense is $667 annually, for each fiscal year ended June 30, through 2020

.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

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

NOTE E – LEASES and COMMITTMENTS

The Company currently leases its primary office facilities under a one-year, non-cancelable real estate operating lease with a minimum annual rental commitment of $33,000.  The lease expires on June 1, 2009 and may be renewed.

LIFE-EXCHANGE, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Three and Six Months Ended December 31, 2008 and 2007

NOTE F – SUBSEQUENT EVENTS

On January 9, 2009, the Company’s board of directors approved the Company’s 2009 Employee Stock Option Plan (the “2009 Stock Plan”).  Under the 2009 Stock Plan, incentive stock options, nonstatutory stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units and performance shares as the Administrator may determine, may be granted to officers, employees and service providers of the Company including our subsidiaries.

The administrative terms of the 2009 Stock Plan provide the following;

  Maximum Award - the maximum aggregate number of shares that may be awarded and sold under the 2009 Stock Plan is 35,343,000 shares
  Eligibility – non-statutory stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance units and performance shares and such other cash or stock awards as the Administrator determines may be granted to service providers. Incentive stock options may be granted only to employees.
  Term - The Administrator will determine the term of each option in its sole discretion; provided, however, that the term will be no more than ten (10) years from the date of grant thereof. Moreover, in the case of an incentive stock option granted to a participant who, at the time the incentive stock option is granted, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the incentive stock option will be five (5) years from the date of grant or such shorter term as may be provided in the award agreement.
  Exercise Price - The per share exercise price for the shares to be issued pursuant to exercise of an option will be determined by the Administrator, but will be no less than 100% of the fair market value per share on the date of grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant.  Notwithstanding the foregoing provisions, options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant pursuant to a transaction described in, and in a manner consistent with, Section 424(a) of the Code.

No stock option awards have yet been made under the 2009 Stock Plan and accordingly no expenses or compensation has been charged to operations.

On January 9, 2009, the Company issued 1,600,000 shares to employees.  The employee shares are registered under Form S-8.  The Company’s shares traded at $0.12 per share on January 9, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 (Q2 2009)

COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008 (Q2 2008)

Results of Operations

Three Months Ended December 31, 2008 (QTR 2009) Compared to Three Months Ended December 31, 2007 (QTR 2008)

Revenues decreased $294,632 (95.6%) to $13,644 (QTR 2009) from $308,276 (QTR 2008).  The decrease is attributable to the worsening economy through the second quarter ended December 31, 2008.  The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.  Approximately $8,400 (61.6%) and $290,302 (94.2%) of the revenue were generated through specialty auctions in YTD 2009 and YTD 2008, respectively.

Costs of Revenue increased $4,174 (33.4%) to $16,663 (QTR 2009) from $12,489 (QTR 2008).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The increase was primarily due to a $9,174 combined increase in Internet Hosting costs and other cost, which were partially offset by a $5,000 reduction in development costs.

Sales and Marketing Expense decreased $58,141 (81.0%) to $13,657 (QTR 2009) from $71,798 (QTR 2008).  Sales and marketing expenses consist of travel, communications, subscriptions and memberships.  The decrease was directly due to decreased expenditures for all categories as result of efforts to reduced costs in response to the deteriorating economy.

Administration Expense increased $13,928 (7.6%) to $196,102 (QTR 2009) from $182,174 (QTR 2008).  Administration expenses consist of payroll expenses, professional fees, office expenses and other general and administrative expenses.  The increase was primarily due to increases in:

  professional fees (legal and accounting) of $72,364 due to legal and licensing matters related to establishing additional companies;
  office expense and other administration expense of $5,149 also caused by our expansion and new subsidiaries.

These increases were partially offset by decreases in:

  payroll of $53,868 as a result of salary reductions in response to the weakening economy;
  insurance of $9,717 as a result of discontinuing certain non-operational insurance coverage.

Other Income (Expense) reported a decreased expense of $335 (3.9%) to $8,205 expense (QTR 2009) from an $8,540 expense (QTR 2008). Other income (expense) consists of refunds received, interest income and interest expense.  The decreased expense is primarily due to a refund.

Net Income (Loss) increased $254,258 (764.1%) to a $220,983 net loss (QTR 2009) from $33,275 net income (QTR 2008).  The decrease is primarily due to a decrease in exchange revenue due to disruptions in the economy during this quarter.

Six Months Ended December 31, 2008 (YTD 2009) Compared to Six Months Ended December 31, 2007 (YTD 2008)

Revenues decreased $574,790 (83%) to $117,477 (YTD 2009) from $692,267 (YTD 2008).  The decrease is attributable to the financial uncertainty of AIG during the quarter ended September 30, 2008 and the worsening economy through the second quarter ended December 31, 2008.  The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.  Approximately $96,415 (82.1%) and $571,937 (82.6%) of the revenue were generated through specialty auctions in YTD 2009 and YTD 2008, respectively.

Costs of Revenue increased $9,712 (50.7%) to $28,869 (YTD 2009) from $19,157 (YTD 2008).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The increase was primarily due to a $14,712 combined increase in Internet Hosting costs and other cost, which were partially offset by a $5,000 reduction in development costs.

Sales and Marketing Expense decreased $17,358 (18.3%) to $77,340 (YTD 2009) from $94,698 (YTD 2008).  Sales and marketing expenses consist of travel, communications, subscriptions and memberships.  The decrease was directly due to reduced expenditures for in all categories except dues, subscriptions and memberships which increased $6,792 (94.2%) as part of the company’s strategic plan to increase the Company’s national exposure.

Administration Expenses increased $117,778 (39.5%) to $416,020 (YTD 2009) from $298,242 (YTD 2008).  Administration expenses consist of payroll expenses, professional fees, office expenses and other general and administrative expenses.  The increase was primarily due to increases in:

  professional fees (legal and accounting) of $111,871 due to establishing and operating additional companies with additional service offerings;
  office expense and other administration expenses of $24,143 also caused by our expansion and new subsidiaries.

These increases were partially offset by decreases in:

  payroll of $9,181 caused by the salary reductions in Q2 2009 which offset the hiring of additional staff in Q1 2009;
  insurance of $9,055 as a result of discontinuing certain non-operational insurance coverage.

Other Income (Expense) reported a decreased expense of $1,203 (7.1%) to $15,828 expense (YTD 2009) from an $17,031 expense (YTD 2008). Other income (expense) consists of refunds received, interest income and interest expense.  The decreased expense is primarily due to a refund.

Net Income (Loss) decreased $683,719 (259.8%) to a $420,580 net loss (YTD 2009) from $263,139 net income (YTD 2008).  The decrease is primarily due to a decrease in exchange revenue as a result disruptions in the economy which began during Q1 2009 and worsened during Q2 2009.

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital decreased $272,948 (163.4%) to a $167,078 deficit at December 31, 2008 from a $105,870 surplus at June 30, 2008.  The Company reported $54,316 in cash at December 31, 2008, which represents collections of earned revenue primarily from specialty auction fees, one of our additional service lines.

 It is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs, although the Company realized four profitable quarters in fiscal 2008.  As shown in the accompanying financial statements, the Company realized net loss from operations of $420,580 for the six months ended December 31, 2008 and a shareholders’ deficit of $596,768.  It will take several quarters of revenues at volumes consistent with 2007 average quarterly revenue to offset the accumulated deficit, which will be challenging in a recessed economy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the YTD 2009

Cash Flows From Operating Activities  Net cash used in operating activities was $208,947 (YTD 2009).  Net cash used by operating activities resulted from a net loss, adjusted for non-cash reconciling items, of $411,389, which was partially offset by net cash provided by changes in working capital components of $202,442.  Significant working capital components that provided net cash were $77,892 from decreased accounts receivables as a result of reduced sales; $144,592 from increased accounts payable due to increased professional fees funded by increased vendor credit lines.  Significant working capital components that used net cash were $25,000 from increase prepaid expenses as a result of a refundable advance paid to a law firm.

Cash Flows From Investing Activities  No cash was used or provided by investing activities.

Cash Flows From Financing Activities  No cash was used or provided by financing activities.

NonCash Investing and Financing Activities  The Company realized a $144,618 contribution to equity as a result of management’s decision to forgive prior salaries accrued but unpaid.

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

FX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

LFX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Off Balance Sheet Transactions

            As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Based upon their evaluation as of the end of December 31, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

            none

Item 5.  Other Information

            On December 3, 2008, we filed a Current Report on Form 8-K wherein we reported the conclusion of our relationship with a former officer and member of the board of directors

Item 6.  Exhibits

EXHIBIT

NUMBER                   DESCRIPTION

---------------                 ----------------------

31.1     Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2     Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1     Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 906

32.2     Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

                 -------------------------

                 By:  David Dorr

                 Chief Executive Officer, President, Director

                 Date: __________

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 /s/ David Dorr

                 By:  David Dorr

                 Chief Executive Officer, President, Director, Chief Financial Officer

                 Date:  ____________

              /s/ Brian Dorr

                 By:  Brian Dorr

                 Secretary, Director, Treasurer

                 Date:  ____________

Exhibit 31.1

RULE 13a-14(a) CERTIFICATION

I, David Dorr, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Life Exchange, Inc.;

2.      Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.      The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.       designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.      designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.       evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.      disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.      The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.       all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:   _/s/ David Dorr__________

                                                                                    David Dorr, Chief Executive Officer

                                                                                    Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Life Exchange, Inc. (the “Company”) on Form 10-Q for the three and nine months ending December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David Dorr, Chief Executive Officer and acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.      The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

David Dorr

Chief Executive Officer

Acting Chief Financial Officer

/s/David Dorr__