Form 10-Q
period 2009-03-31
Life Exchange Inc
filed 2009-05-15
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

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

As of May 13, 2009, there were 178,315,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

LIFE EXCHANGE INC
For The Quarterly Period Ending March 31, 2009

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

LIFE EXCHANGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2009	2008
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash	$17,624	$263,263
Accounts receivable	331,633	106,752
Prepaid expenses	27,750	2,750
TOTAL CURRENT ASSETS	377,007	372,765

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	11,342	15,964
OTHER ASSETS, NET	12,260	12,760

TOTAL ASSETS	$400,609	$401,489

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade accounts payable	$281,220	$27,899
Accrued expenses, payroll, related taxes and interest	28,560	238,996
TOTAL CURRENT LIABILITIES	309,780	266,895

NOTE PAYABLE RELATED PARTY	540,641	455,000
TOTAL LIABILITES	850,421	721,895

COMMITMENTS AND CONTINGENCURES

SHAREHOLDERS' DEFICIT
Preferred stock $001 par value
Authorized 20,000,000 shares. No shares issued and outstanding
Common Stock $ 0.001 par value
Authorized 25,000,000 shares
178,315,000 and 176,715,000 shares issued and outstanding
as of March 31, 2009 and June 30, 2008, respectively	178,315	176,715
Additional paid in capital	566,882	185,764
Accumulated deficit	(1,195,009)	(682,885)
TOTAL SHAREHOLDER DEFICIT	(449,812)	(320,406)
TOTAL LIABILITIES AND SHAREHOLDERS DEFICIT	$400,609	$401,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIFE EXCHANGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008

NET REVENUES	$370,925	$312,718	$489,437	$1,004,984
COST AND EXPENSES
Cost of Net Revenues
Product development	-	-	-	5,000
Internet	10,766	6,420	30,123	18,178
Other costs of net revenues	1,654	602	11,185	3,002
	12,420	7,022	41,308	26,180

GROSS PROFIT	358,505	305,696	448,129	978,804

Costs of sales and marketing
Travel and entertainment	5,558	14,133	26,083	36,811
Telephone and communication	1,886	4,801	5,591	11,050
Dues, subscriptions and memberships	2,539	4,527	15,694	11,735
Other costs of sales and marketing	139,088	35,898	178,201	94,461
	149,071	59,359	225,569	154,057

Cost of administration
Legal and professional fees	144,020	26,234	328,278	98,621
Payroll expenses	119,889	116,003	288,091	293,385
Office expenses	10,689	13,301	44,195	40,550
insurance	552	(7,369)	2,847	3,982
Other cost of administration	17,495	20,651	39,326	30,503
	292,645	168,820	702,737	467,041
TOTAL COSTS AND EXPENSES	454,136	235,201	969,614	647,278
OPERATING INCOME (LOSS)	(83,211)	77,517	(480,177)	357,706
OTHER INCOME (EXPENSE)
Interest income	-	158	168	394
interest expense	(15,084)	(8,686)	(32,115)	(25,972)
TOTAL OTHER EXPENSE	(15,084)	(8,528)	(31,947)	(25,578)

NET INCOME (LOSS)	$(98,295)	$68,989	$(512,124)	$332,128
Weighted Average Shares Outstanding	177,133,000	176,715,000	178,045,000	176,715,000
Basic and Fully Diluted Net Loss Per Share	nil	nil	nil	nil

The accompanying notes are an integral part of these condensed consolidated financial statements

LIFE EXCHANGE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)

	Nine months ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
NET INCOME(LOSS)	$(512,124)	$332,128
Adjustments to reconcile to net loss to net
cash used in operating activities:
Depreciation	4,622	3,245
Issuance of stock compensation	238,500	-
Amortization of intangible assets	501	501
Allowance for bad debts	7,474	4,731
Changes in operating assets and liabilities:
Trade accounts receivable	(232,356)	(177,461)
Prepaid expenses	(25,000)	-
Trade accounts payable	253,321	11,889
Accrued expenses, payroll, related taxes and interest	19,423	8,323
Net cash provided by (used in) operating activities	(245,639)	183,356
Cash Flows From Investing Activities
Purchases of property equipment and improvements	-	(9,837)
Net cash used in investing activities	-	(9,837)
Cash Flows From Financing Activities
Note proceeds- related party	-	5,000
Net cash provided by financing activities	-	5,000

NET INCREASE (DECREASE) IN CASH	(245,639)	178,519
CASH AT BEGINNING OF THE PERIOD	263,263	13,197

CASH AT THE END OF THE PERIOD	$17,624	$191,716

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of accrued salaries to related party	$144,218	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

LIFE EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Terms and Definitions

Company or LFXG	Life-Exchange, Inc. and subsidiary
APB	Accounting Principles Board
ARB	Accounting Review Board
EITF	Emerging Issues Task Force
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
FIN	FASB Interpretation Number
GAAP	Generally Accepted Accounting Principles
PCAOB	Public Accounting Oversight Board
SAB	Staff Accounting Bulletin
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
QTR-2009	the three months ended March 31, 2009
YTD-2009	the nine months ended March 31, 2009

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

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

In July 2008, the Company formed four additional subsidiaries to facilitate its plans to further expand its service offerings.  Filings with the State of Nevada began on June 3, 2008, however the organization activities were not completed until July 2008.  The newly formed subsidiaries are as follows:

LFX Brokerage LLC - This company was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity was formed to hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

LFX Acquisitions LLC - This company was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity was formed to hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

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

Going Concern

After realizing four consecutive profitable quarters in fiscal 2008, the first two quarters of 2009 have produced operating losses as a result of decreased revenues.  Therefore, it is uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.   As shown in the accompanying financial statements, the Company realized a net loss from operations of $512,124 for the nine months ended March 31, 2009 and a shareholders’ deficit of $449,812  which is an increase of $320,406 as of June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

LIFE EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

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

Principles of Consolidation and Basis of Accounting

The consolidated financial statements include the accounts of Life-Exchange, Inc. and its wholly owned subsidiary LFX Insurance Services, LLC, LFX Brokerage, LLC, LFX Trading, LLC, LFX Capital Markets, LLC and LFX Acquisitions, LLC.  The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred.  The basis of accounting conforms to accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made in the 2008 results to conform to the presentation used in the current financial statements.

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

Interim Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of

LIFE EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

financial position as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended June 30, 2009.

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

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs, collections and current credit conditions.  During 2009, the Company reflected an allowance for doubtful accounts of $7,474 related to the amounts due from specific customers that were deemed by management to be uncollectible.

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Intangible Assets

Intangible assets consist of patent costs covering the exchange platform concept and associated technology.  The patent has a carrying value of $10,000 and is being amortized on the straight-line basis over 15 years.  Accumulated amortization as of March 31, 2009 was $2,500.  Amortization expense for the three month and nine month periods ended March 31, 2009 were $167 and $501, respectively.  Amortization expense is estimated to be $667 per year in each of the years ended June 30, 2009 through 2013.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets  This FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS 132(R)-1.  The adoption of the technical amendment had no impact on the Company’s condensed consolidated financial condition or results of operations.

Effective Date of FASB Interpretation 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”  FSP FIN No. 48-3 defers the effective date of FIN 48, Accounting for Uncertainty in Income Taxes, for certain nonpublic enterprises as defined in SFAS No. 109, Accounting for Income Taxes.  However, nonpublic consolidated entities of public enterprises that apply U.S. GAAP are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN 46(R) -8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  This FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No.140-4 also amends FIN No. 46(R)-8, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP EITF No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, or from being within the scope of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF No. 08-7, Accounting for Defensive Intangible Assets.  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF No.08-6, Equity Method Investment Accounting Considerations.  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FSP clarifies the application of SFAS No. 157, Fair Value Measurements. in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s condensed consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF No 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN No. 45; and Clarification of the Effective Date of SFAS No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends SFAS No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require and

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of SFAS No 161, Disclosures about Derivative Instruments and Hedging Activities.  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.   The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF No. 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section No. 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The implementation of this standard is expected not to have a material impact on the Company's condensed consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) Business Combinations and other U.S. generally accepted accounting principles.    The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods with in these fiscal years, early adoption is prohibited. The Company does not expect that the adoption of FSP FAS 142-3 will have a material impact on the Company’s condensed consolidated financial statements.

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company does not expect that the adoption of SFAS No. 161 will have a material impact on the Company’s condensed consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated FinancialStatements, which amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No.160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its condensed consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

LIFE-EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company’s condensed consolidated results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS 159.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances.  In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  SFAS No. 157 will be adopted by the Company in the first quarter of fiscal year beginning July 2009.  The Company is does not expect the adoption of SFAS No. 157 to have a material impact on its condensed consolidated results of operations and financial condition.

LIFE EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE B – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

		March 31,	June 30,	March 31,
Description	Life	2008	2008	2008

Office Equipment	4 yrs	$20,731	$20,731	$20,731
Furniture & Fixtures	7 yrs	2,085	2,085	2,085
Leasehold Improvements	1 yr	5,775	5,775	5,775
Vehicles	3 yrs	2,123	2,123	2,123

		30,714	30,714	30,714
Less: Accumulated Depreciation		(19,372)	(14,750)	(12,956)

		$11,342	$15,964	$17,758

Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,541 and $1,287, respectively and for the nine months ended March 31, 2009 and 2008 was $4,622 and $3,245, respectively.

NOTE C – OTHER ASSETS
	March 31,	June 30,
	2009	2008

Patent costs, net of amortization of $2,500	$7,500	$8,000

Lease security deposits	4,760	4,760

	$12,260	$12,760

Patent costs consist of accumulated legal costs associated with a patent application covering the exchange platform concept and associated technology.  Patent costs amortization expense is $667 annually, for each fiscal year ended June 30, 2009 through 2020.

LIFE EXCHANGE, INC. and SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended March 31, 2009 and 2008

NOTE D – NOTE PAYABLE – RELATED PARTIES

On July 5, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing (“Note 1”).  The terms of Note 1, as modified by subsequent amendments, provides for 7% interest payable at maturity.  Note 1 is unsecured and matures on April 15, 2010 with quarterly interest installments due through April 15, 2010.  Note 1 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows. The Holder of this Note 1 is entitled, at its option, to convert the principal amount of Note 1 or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria measured during December 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing (“Note 2”).  The terms of Note 2, as modified by subsequent amendments, provides for 7% interest payable at maturity.  Note 2 is unsecured and mature on April 15, 2010.  Note 2 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  Note 2 may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as Note 2.

Interest accrues on all notes until maturity.  As of March 31, 2009, the Company had accrued interest for the year of $85,641.

NOTE E – EMPLOYEE STOCK OPTION PLAN

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

NOTE G - EQUITY

On January 9, 2009, the Company issued 1,600,000 shares to employees for compensation.  The employee shares are registered under Form S-8.  The Company’s shares traded at $0.12 per share on January 9, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW

On January 19, 2005, Life-Exchange, Inc. (the “Company” or “we” or “our” or “us”) was incorporated under the laws of the State of Delaware for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform.  This platform was designed to facilitate the brokering of life insurance policies in the secondary market.  On January 29, 2006, our common stock began trading publicly on the NASDAQ Pink Sheets under the symbol “LFXG.PK”.  On November 26, 2007, our common stock began trading on the Over The Counter Bulletin Board (OTCBB) under the symbol “LFXG”

We are an Internet-based, business-to-business exchange for the life settlement industry. By providing a secure, efficient and neutral electronic auction and trading platform specifically designed for life settlements, we address many of the inefficiencies and difficulties currently facing the industry.

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

After a policy has been registered and submitted to auction, the policy enters a preview period, which allows all potential buyers the opportunity to underwrite the policy. After this preview period expires, the policy enters a live online auction period whereby providers are able to bid against each other for the right to purchase the life insurance policy in a real-time.

Our operating revenues are derived from fees for facilitating viatical and life settlement transactions associated with successful policy auctions and trades.  Transactions fees are based on a percentage of the face amount of the life insurance policy. This fee arrangement is non-commission based and therefore it allows us to remain neutral in a life settlement transaction, as we are not incentivized by either a high or a low sales price. Furthermore, because of our role in the life settlement transaction and as validated by the neutrality of our fee structure, we do not represent or negotiate on behalf of the policy owners and accordingly do not have a fiduciary responsibility to the policy owner as a life settlement broker would.

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

Recent developments.  As part of our plan to expand operations, in July 2008 we formed four (4) new Nevada limited liability company subsidiaries, two (2) of which are currently operational. The newly formed subsidiaries are as follows:

•  FX Brokerage LLC was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity will hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

•  FX Acquisitions LLC was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

•  FX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

•  FX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

We operate two websites: www.life-exchange.com and www.life-exchange.net.

Life settlements have become a more popular investment for many institutional lenders, including life insurance companies.  Throughout the quarter, ending March 31, 2009 there has been a stabilization of the life settlement markets.  The uncertainty that surrounded the government takeover of AIG on September 17, 2008 sent ripple effects throughout the life settlement industry because carrier solvency was and still is of tremendous concern to institutional buyers.  Additionally on the same date, our industry saw a significant revision in the underwriting tables used by a major life expectancy provider that had an adverse impact on the pricing of life settlements.  These two events together practically froze the entire life settlement market.  Since the beginning of 2009, the market has adjusted to the new underwriting guidelines and carrier solvency risk has been priced into transactions.  We anticipate the rest of 2009 will be much more stable and the life settlement market will return back to its previous volume and continuing to grow.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009
COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues increased $58,207 (18.6%) to $370,925 for the three months ended March 31, 2009 compared to $312,718 for the three month period ended March 31, 2008.  The increase is attributable to the recovering life settlement industry after several quarters, which saw a worsening economy.  The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.

Costs of Revenue increased $5,398 (76.9%) to $12,420 for the three month period ended March 31, 2009 from $7,022 for the three month period ended March 31, 2008.  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The increase was primarily due to a combined increase in Internet Hosting costs and other cost.

Sales and Marketing Expense increase $89,712 (151.1%) to $149,071  from $59,359 for the three month period ended March 31, 2009 and 2008, respectively.  Sales and marketing expenses consist of travel, communications, subscriptions and memberships.  The increase was due to increased commissions and decreases in other categories as result of efforts to reduced costs.

Administration Expense increased $123,825 (73.3%) to $292,645  from $168,820 for the three month periods ending March 31, 2009 and 2008, respectively.  Administration expenses consist of payroll expenses, professional fees, office expenses and other general and administrative expenses.

The increase was primarily due to increases in:
•	professional fees (legal, consulting and accounting) of $116,829 due to legal and licensing matters related to establishing additional companies;
•	issuance of stock for employees and consultants

The increases were partially offset by decreases in:
•	payroll of $93,997 as a result of salary reductions in response to the weakening economy.

Other Income (Expense) reported an increased expense of $6,556 (76.8%) to $15,084 from $8,528 for the three month periods ending March 31, 2009 and 2008, respectively. Other income (expense) consists of refunds received, interest income and interest expense.  The decreased expense is primarily due to increased interest on the note.

Net Income (Loss) decreased by $167,284 (242%) to a $98,295 net loss from a $68,989 net income for the three month periods ending March 31, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in exchange revenue due to disruptions in the economy during the past year. However, this quarter has seen an increase in revenues over the previous quarters, although expenses to create these revenues have increased over those of the same quarter in the previous year.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Revenues decreased $515,547 (51.2%) to $489,437 from $1,004,984 for the nine months ending March 31, 2009 and 2008, respectively.  The decrease is attributable to the financial uncertainty of AIG during the quarter ended September 30, 2008 and the worsening economy through the second quarter ended December 31, 2008.  The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.  See overview for additional information.

Costs of Revenue increased $15,128 (57.8%) to $41,308 from $26,180 for the nine month periods ending March 31, 2009 and 2008, respectively.  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The increase was primarily due to a $20.128 combined increase in Internet Hosting costs and other cost, which were partially offset by a $5,000 reduction in development costs.

Sales and Marketing Expense increase $71,512 (46.4%) to $225,569 from $154,057 for the nine month periods ending March 31, 2009 and 2008, respectively.  Sales and marketing expenses consist of travel, communications, subscriptions and memberships.  The decrease was directly due to reduced expenditures for in all categories except dues, subscriptions and memberships, which increased $6,792 (94.2%) as part of the company’s strategic plan to increase the Company’s national exposure.

Administration Expenses increased $235,696 (50.4%) to $702,737 from $467,041 for the nine month periods ending March 31, 2009 and 2008, respectively.  Administration expenses consist of payroll expenses, professional fees, office expenses and other general and administrative expenses.

The increase was primarily due to increases in:
•
professional fees (legal, consulting and accounting) of $227,742 due to establishing and operating additional companies with additional service offerings;   A portion of the increase in consulting expenses were through the issuance of S-8 shares to consultants.

•	office expense and other administration expenses of $33,755 also caused by our expansion and new subsidiaries.

These increases were partially offset by decreases in:
•	payroll of $115,248 caused by the salary reductions in the second quarter of 2009 which offset the hiring of additional staff in first quarter of 2009.

Other Income (Expense) reported a decreased expense of $6,369 (24.9%) to $31,947 expense  from $25,578 for the nine month periods ending March 31, 2009 and 2008, respectively. Other income (expense) consists of refunds received, interest income and interest expense.  The decreased expense is primarily due to a refund.

Net Income (Loss) decreased $844,252 (254%) to a $512,124 net loss from a $332,128 net income for the nine month periods ending March 31, 2009 and 2008, respectively.  The decrease is primarily due to a decrease in exchange revenue as a result of disruptions in the economy, which began during the first quarter and worsened during second quarter of 2009.

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital decreased $38,643 (36.5%) to a $67,227 surplus at March 31, 2009 from a $105,870 surplus at June 30, 2008.  The Company reported $17,624 in cash at March 31, 2009, which represents collections of earned revenue primarily from specialty auction fees.

 It is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs, although the Company realized four profitable quarters in fiscal 2008.  As shown in the accompanying financial statements, the Company realized net loss from operations of $512,124 for the nine months ended March 31, 2009 and a shareholders’ deficit of $449,812.  It will take several quarters of revenues at volumes consistent with 2007 average quarterly revenue to offset the accumulated deficit, which will be challenging in a recessed economy.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Throughout the quarter ending March 31, 2009 there has seen a stabilization of the life settlement markets.  The uncertainty that surrounded the government takeover of AIG on September 17, 2008 sent ripple effects throughout the life settlement industry because carrier solvency was and still is of tremendous concern to institutional buyers.  Additionally on the same date, our industry saw a significant revision in the underwriting tables used by a major life expectancy provider that had an adverse impact on the pricing of life settlements.  These two events together practically froze the entire life settlement market.  Since the beginning of calendar year 2009, the market has adjusted to the new underwriting guidelines and carrier solvency risk has been priced into transactions.  We anticipate the rest of the calendar year 2009 will be much more stable and the life settlement market will return back to its previous volume and continuing to grow.

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

Cash Flows

Cash Flows From Operating Activities   Net cash used in operating activities was $245,639 for the nine months ended March 31, 2009 compared to net cash provided in operating activities of $183,356 for the nine months ended March 31, 2008.  The difference, year over year for the nine months is primarily related to the net loss of $512,124 for 2009 as compared to net income of $332,128, offset by issuance of stock of $238,500 and an increase of trade payables of $253,321 in 2009.

Cash Flows From Investing Activities    No cash was used or provided by investing activities.

Cash Flows From Financing Activities   No cash was used or provided by financing activities.

NonCash Investing and Financing Activities    The Company realized a $144,618 contribution to equity as a result of management’s decision to forgive prior salaries accrued but unpaid to related parties.

Financing    The Company has obtained its financing from Vantage Group Ltd., a significant shareholder, through two note agreements, one for $300,000 dated July 7, 2006 and one for $150,000 dated April 2, 2007 and a $5,000 advance made under the same terms as the second note.  Vantage Group Ltd. has provided $455,000 of financing in aggregate.  The terms of the notes provide for 7% interest payable at maturity.  The notes are unsecured and mature on April 15, 2010.  Interest accrues on the note until maturity.  As of March 31, 2009, the  Company had accrued interest for the year of $85,641.

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

As part of our plan to expand operations, in July 2008 the Company formed four (4) new Nevada limited liability company subsidiaries, two of which are currently operational. The newly formed subsidiaries are as follows:

•  FX Brokerage LLC was formed to facilitate deeper market penetration into life settlement sell-side participants.  This entity was formed to hold life settlement brokerage licenses and life insurance general agency licenses allowing us to offer expanded services as they relate to our core business of operating a life settlement exchange.  These licenses also give us the flexibility to interact directly with policy owners and more efficiently address their market needs.

•  FX Acquisitions LLC was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity was formed to hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.

•  FX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity is licensed as a broker/dealer and also designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.

•  FX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Off Balance Sheet Transactions

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the company to provide only management's report in this quarterly Report.”

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Based upon their evaluation as of the end of March 31, 2009, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Item 4.  Submission of Matters to a Vote of Security Holders

none

Item 5.  Other Information

On December 3, 2008, we filed a Current Report on Form 8-K wherein we reported the conclusion of our relationship with a former officer and member of the board of directors.

Item 6.   Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

                     /s/ David Dorr
                     By:  David Dorr
                     Chief Executive Officer, President, Director
                     Date: May 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     /s/ David Dorr
                     By:  David Dorr
                     Chief Executive Officer, President, Director, Chief Financial Officer
                     Date:  May 15, 2009

                     /s/ Brian Dorr
                     By:  Brian Dorr
                     Secretary, Director, Treasurer
                     Date:  May 15, 2009