Form 10-K
period 2009-06-30
Life Exchange Inc
filed 2009-09-29
CIK 1353059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.001 Par Value

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 21, 2009 was $19,630,930.   This valuation is based on the closing sale price of common stock as quoted on the OTCBB on September 24, 2009 ($0.11). This calculation does not reflect a determination that persons are affiliates for any other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of September 24, 2009 was 178,465,000.

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

ITEM 1.  BUSINESS

Overview

On January 19, 2005 (“date of inception”), Life-Exchange, Inc. (“the Company”) was organized under the laws of the State of Delaware as a corporation.  Life-Exchange, Inc. was established for the purposes of servicing the life settlement industry by creating an on-line business-to-business exchange platform, which will facilitate the brokering of life insurance policies in the secondary market.  On January 29, 2006, the Company began to trade publicly under the name Life Exchange, Inc. (OTC pink sheets: LFXG.PK).  On November 26, 2007, our company stock began trading on the Over The Counter Bulletin Board (OTCBB) under the symbol “LFXG”.

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

Intellectual Property and Patents

On March 31, 2006, David C. Dorr, our president, assigned his rights in a Patent pending application for Letters Patent of the United States filed July 21, 2004, U.S. Patent Application No. 10/895112. Said patent relates to our pro-cesses described herein.

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

We operate two websites: www.life-exchange.com and www.life-exchange.net

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

Sales & Marketing

Since our public launch on April 20, 2006, we have aggressively focused on acquiring as clients the top life settlement sellers and buyers in our industry.  As of June 30, 2009, we have agreements with over 30 suppliers of life settlement policies, including life settlement brokers, general agencies, and master general agencies.  On the buy side, we have agreements in place with over 40 buyers of life settlement policies, including domestic life settlement providers, as well as both domestic and international banks, hedge funds, and private equity firms.

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

Staffing

We operate around a core group of highly skilled individuals with an extensive knowledge and understanding of the life settlement industry. Besides a nominal administrative staff to support this core group, we plan to outsource all staffing activities not directly related to our core capabilities in the life settlement industry, including such activities as software development, marketing, investor relations, and compliance. Based on this outsourcing strategy, we anticipate no significant staffing level increases within the next twelve months.  As of June 30, 2009, we have 4 employees, all of which are full-time and none of whom are represented by a labor union. We consider our employee relations to be satisfactory.

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

It is still uncertain whether we can consistently generate sufficient revenues to fund our operational costs.  As shown in the accompanying financial statements, we realized a net loss from operations of $658,368 for the year ended June 30, 2009 and a shareholders’ deficit of $592,556, which is an increase from a shareholders’ deficit of $320,406 as of June 30, 2008.   These factors raise substantial doubt about our ability to continue as a going concern, which may limit our ability to access certain types of financing or may prevent us from obtaining financing on acceptable terms.  There are no assurances that we will be successful in raising additional capital or generating sufficient revenues to support our operations.  If we are unable to continue as a going concern, you could lose your entire investment in us.

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

We were formed in January 2005. As such, we have not engaged in a sufficient amount of consistent activity over a sustained period of time to establish an operating history in our current line of business. Since beginning operations in our current line of business through June 2009, we have not been profitable.   As of June 30, 2009, our accumulated losses total $1,341,253.

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

Government Regulation Could Negatively Impact Our Business

A majority of the states have now adopted some version of the model law promulgated by the National Association of Insurance Commissioners or another form of regulation governing viatical settlement companies in some way. These laws generally require the licensing of viatical providers and brokers, require the filing and approval of viatical settlement agreements and disclosure statements, and describe the content of disclosures that must be made to potential viators, describe various periodic reporting requirements for viatical settlement companies and prohibit certain business practices deemed abusive.

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

Our Founder Beneficially Owns 42% of Our Common Stock and, as a Result, Can Exercise Significant Influence over Our Company

Mr. David Dorr, our founder, is the beneficial owner of 42.442% of our common stock. In addition, Brian Dorr, our secretary and treasurer, owns 12.237% of our common stock. He will be able to influence most matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

We have engaged an outside Sarbanes-Oxley consulting firm who is assisting our management in  evaluating our internal control over financial reporting in order to allow our management to report on, and preparing for our independent registered public accounting firm to attest to, our internal controls, and to identify weaknesses and deficiencies in or internal controls that require remediation.  Currently, we do not have an independent audit committee and due to our small staff, we are only able to provide limited segregation of duties. Until our board of directors has established a qualified, independent audit committee and were are able to provide for more robust segregation of duties, it is highly unlikely that our management will be able to conclude that our internal control over financial reporting is effective without being subject to these qualifications. We have already expended significant resources during our 2008 and 2009 fiscal year and expect to expend additional significant resources during our 2010 fiscal year developing the necessary internal controls, documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act related to our internal controls. We also expect to continue expending significant resources in audit fees and related expenses related to Section 404. Despite these efforts, a review of our financial systems and controls may uncover additional deficiencies in existing systems and controls, and our efforts to correct any such deficiencies may be costly and may strain our management resources and negatively impact earnings. In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner or we receive an adverse report from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected. In addition to the above, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we could receive a qualified or adverse audit opinion on those financial statements. In that event, the market for our common stock could be adversely affected. In addition, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders, through the solicitation of proxies or otherwise.

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

Quarter Ended	Bid High	Bid Low
Fiscal Year 2009
June 30, 2009	$0.32	$0.12
March 31, 2009	$0.39	$0.10
December 31, 2008	$1.79	$0.11
September 30, 2008	$2.11	$1.15
Fiscal Year 2008
June 30, 2008	$1.34	$0.13
March 31, 2008	$0.18	$0.08
December 31, 2007	$0.35	$0.08
September 30, 2007	$0.23	$0.08

As of June 30, 2009, there were 20 holders of record of our common stock.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

On July 28, 2009 the Company issued 150,000 share of common stock for amounts due a consultant.  The share had a market value of $19,500.

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

Results of Operations

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008

Revenues for the year ended June 30, 2009 was $564,705 compared to year ended June 30, 2008 of $1,294,596 a decrease of $729,891 (56.3%)   The decrease is attributable to the financial uncertainty of AIG during the quarter ended September 30, 2008 and the worsening economy through the second quarter ended December 31, 2008.  The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.

Costs of Revenue for the year ended June 30, 2009 was $81,676 compared to year ended June 30, 2008 of $36,849 and increase of 44,827 (121.6%).  Cost of revenues consists of product development expenses, internet hosting services and related expenses.  The increase was primarily due to increase in Internet Hosting costs and other cost, which were partially offset by a $5,000 reduction in development costs.

Sales and Marketing Costs for the year ended June 30, 2009 was $274,147 compared to year ended June 30, 2008 of $220,666, an increase of $53,481 (24.2%)   Sales and marketing costs consist of travel, communications, subscriptions and memberships.  The increase was primarily due to increased commissions associated with the new structured finance fee line; which was offset by a decrease in expenditures for organization memberships and other marketing costs design to promote the business; and a decrease in travel and entertainment expenses.

Administration Costs for the year ended June 30, 2009 was $824,882 compared to year ended June 30, 2008 of $626,328, an increase of $198,554 (31.7%)   Administration costs consist of payroll expenses, professional fees, office expenses and other general and administrative costs.  The increase was primarily due to an increase in legal and professional fees,  an increase in other administration cost.  The increases were partially offset by decreased payroll costs.

Other Income (Expense) for the year ended June 30, 2009 was an expense of $42,368 compared to June 30, 2008 there was an expense of $34,284 and increased expense of $8,084  (23.5%). Other income (expense) consists of refunds received, interest income and interest expense.  The increased expense is primarily interest expense.

Net Income (Loss)  for the year ended June 30, 2009 was a loss of $658,368 compared to year ended June 30, 2008 a net income of $376,469 for a decreased net income of $1,034,837 (274.8%).  The decrease is primarily due to a decrease in revenue as a result of disruptions in the economy, which began during the first quarter and worsened during second quarter of 2009

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital at June 30, 2009 was a deficit of $609,750 compared to a surplus of $160,991 at June 30, 2008.  The Company reported $34,193 in cash at June 30, 2009. A major contributing factor for the working capital deficit being significantly higher than prior year  is the Note Payable being reclassified to a current liability rather than a long term liability in the previous year.  The note payable becomes due in April 2010.

It is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net loss from operations of $658,368 for the year ended June 30, 2009 and a shareholders’ deficit of $592,556 compared to a shareholders’ deficit of $320,406 as of June 30, 2008. These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern

Management’s plans in regard to this matter are to continue to raise equity capital and seek strategic relationships and alliances in order to further enhance the commercialization of its exchange platform in an effort to generate positive cash flow.  Until its technologies become fully commercially viable and marketing efforts generate sufficient transaction volume, the Company may need to seek additional equity infusions in order to provide adequate liquidity to sustain its operations.

Cash Flows for FISCAL 2009

Cash Flows From Operating Activities  Net cash used by operating activities was $229,070 for the year ended June 30, 2009.  Net cash used from net loss, adjusted for non-cash reconciling items, was $341,591, which was partially offset by net cash used for working capital requirements of $112,521.

Cash Flows From Investing Activities Net cash used by investing activities was $0 for year ended June 30, 2009 compared to $9,837 for the year ended June 30, 2008, which was entirely for capital spending for equipment related to expanding our operations.

Cash Flows From Financing Activities  Net cash provided by financing activities was $0 for the year ended June 30, 2009 compared to $5,000 for the year ended June 30, 2008 and was the result of an extension to our existing financing.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Life Exchange, Inc. and Subsidiaries
Miami, Florida

We have audited the accompanying consolidated balance sheet of Life Exchange, Inc. and Subsidiaries as of June 30, 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended. Life Exchange, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Exchange, Inc. and Subsidiaries as of June 30, 2009, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company realized a net loss from operations for the year ended June 30, 2009, the current year’s current liabilities exceed current assets and has an accumulated deficit, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
September 23, 2009
Las Vegas, Nevada

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

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida September 26, 2008

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$34,193	$263,263
Accounts receivable, net	70,043	106,752
Prepaid expenses	-	2,750
TOTAL CURRENT ASSETS	104,236	372,765

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	9,861	15,964
OTHER ASSETS, NET	7,333	12,760

TOTAL ASSETS	$121,430	$401,489

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade accounts payable	$155,433	$27,899
Accrued expenses, payroll and related taxes	8,477	183,875
Note payable related party	550,076	-
TOTAL CURRENT LIABILITIES	713,986	211,774

NOTE PAYABLE RELATED PARTY		510,121
TOTAL LIABILITES	713,986	721,895

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value
Authorized 20,000,000 shares. No shares issued and outstanding
Common Stock $ 0.001 par value
Authorized 250,000,000 shares
178,315,000 and 176,715,000 shares issued and outstanding
as of June 30, 2009 and 2008 respectively	178,315	176,715
Additional paid in capital	570,382	185,764
Accumulated deficit	(1,341,253)	(682,885)
TOTAL SHAREHOLDERS' DEFICIT	(592,556)	(320,406)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$121,430	$401,489

The accompanying notes are an integral part of these consolidated financial statements.

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2009	2008

NET REVENUES	$564,705	$1,294,596
COST AND EXPENSES
Cost of net revenues
Product development	-	5,000
Internet	37,689	28,847
Other costs of net revenues	43,987	3,002
	81,676	36,849

GROSS PROFIT	483,029	1,257,747

Costs of sales and marketing
Travel and entertainment	36,263	50,168
Telephone and communication	7,087	13,184
Dues, subscriptions and memberships	14,848	18,768
Other costs of sales and marketing	215,949	138,546
	274,147	220,666
Cost of administration
Legal and professional fees	339,862	122,656
Payroll expenses	354,459	405,731
Office expenses	57,043	54,164
insurance	3,638	5,110
Other cost of administration	69,880	38,667
	824,882	626,328

TOTAL COSTS AND EXPENSES	1,099,029	846,994

OPERATING INCOME(LOSS)	(616,000)	410,753

OTHER INCOME(EXPENSE)
Interest income	168	422
interest expense	(42,536)	(34,706)
TOTAL OTHER INCOME(EXPENSE)	(42,368)	(34,284)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(658,368)	376,469
Provision for income taxes	-	-

NET INCOME (LOSS)	$(658,368)	$376,469

Weighted Average Shares Outstanding - Basic	177,420,585	176,715,000
Weighted Average Shares Outstanding - Diluted	179,097,085	178,391,000
Basic and Fully Diluted Net Loss Per Share	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED STATEMNETS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended June 30, 2008 and 2009

			Additional		Total
		Common	Paid in	Accumulated	Shareholders'
	Shares	Stock	Capital	Deficit	Deficit

BALANCE AT 2007	176,715,000	$176,715	$185,764	$(1,059,354)	$(696,875)

Net income for the year ended June 30, 2008	-	-	-	376,469	376,469

BALANCE AT June 30 2008	176,715,000	176,715	185,764	(682,885)	(320,406)

Forgiven Accrued Salaries	-	-	144,218	-	144,218

Stock issued for employees and consultants	1,600,000	1,600	240,400	-	242,000

Net loss for the Year Ended June 30, 2009	-	-	-	(658,368)	(658,368)

BALANCE JUNE 30, 2009	178,315,000	$178,315	$570,382	$(1,341,253)	$(592,556)

The accompanying notes are an integral part of these consolidated financial statements

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended June 30,
	2009	2008
Cash Flows From Operating Activities
NET INCOME(LOSS)	$(658,368)	$376,469
Adjustments to reconcile to net loss to net cash used in operating activities
Depreciation	6,103	5,040
Stock compensation	242,000
Accrued interest expense	39,955	31,906
Amortization of intangible assets	667	667
Security deposit applied to rent	4,760
Allowance for bad debts	23,292	4,731
Net Cash used by operations before changes in working capital
Changes in operating assets and liabilities
Trade accounts receivable	13,417	(107,440)
Prepaid expenses	2,750	-
Trade accounts payable	127,534	3,033
Accrued expenses, payroll, related taxes and interest	(31,180)	(59,503)
Net cash provided by (used) in operating activities	(229,070)	254,903

Cash Flow From Investing Activities
Purchases of property equipment and improvements	-	(9,837)
Net cash used in investing activities	-	(9,837)

Cash Flow From Financing Activities
Note proceeds- related party	-	5,000
Net cash used in financing activities	-	5,000

NET INCREASE (DECREASE) IN CASH	(229,070)	250,066
CASH AT BEGINNING OF THE PERIOD	263,263	13,197

CASH AT THE END OF THE PERIOD	$34,193	$263,263

SUPPLEMENTARY INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Non cash transaction related to accrued salaries	$144,218	$-

The accompanying notes are an integral part of these consolidated financial statements

LIFE-EXCHANGE, INC. and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended June 30, 2009 and 2008

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

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

LFX Acquisitions LLC was formed to facilitate deeper market penetration into life settlement buy-side participants.  This entity will hold life settlement provider licenses and provide better market access to financial institutions like banks and pension funds to our life settlement exchange.  This entity will also allow us the ability to provide ongoing asset servicing to clients that require these services.  This company currently has no operations.

LFX Capital Markets LLC was formed in anticipation of further regulatory developments that could bring greater oversight by FINRA to the life settlement market place.  This entity will be licensed as a broker/dealer and will also be designed for providing trades in more advanced structured life settlement products that will be classified as securities.  Having a broker/dealer license will also allow us to accept variable life insurance contracts, a sector of the market that we have not yet tapped.  This company currently has no operation.

LFX Trading, LLC was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Going Concern

It is uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.   As shown in the accompanying consolidated financial statements, the Company realized net loss from operations of $658,368 for the year ended June 30, 2009 and a shareholders’ deficit of $592,556, which is an increase from a shareholders’ deficit of 320,406 as of June 30, 2008.   The Company’s net working capital at June 30, 2009 was a deficit of $609,750 compared to a surplus of $160,991 at June 30, 2008.  The Company reported $34,193 in cash at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Life-Exchange, Inc. and its wholly owned subsidiarys LFX Insurance Services, LLC, LFX Trading LLC, LFX Brokerage, LFX Capital Markets LLC, and LFX Acquisitions LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain reclassifications have been made in the 2008 results to conform to the presentation used in 2009.

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

Two customers accounted for approx 62% of the company’s revenue for the year ended June 30, 2009.

Accounts Receivable

The Company carries its accounts receivable at net realizable value.  On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs, collections and current credit conditions.  During the year ended June 30, 2009 and 2008, the Company reflected an allowance for doubtful accounts of $17,625 and $4,730, respectively, related to the amounts due from specific customers that were deemed by management to be uncollectible.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method. Maintenance and repair costs are expensed as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Intangible Assets

Intangible assets consist of patent costs covering the exchange platform concept and associated technology.  The patent has a carrying value of $10,000 and is being amortized on the straight-line basis over 15 years.  Accumulated amortization as of June 30, 2009 and 2008 was $2,667 and $2,000 respectively.  Amortization expense was $667 for YTD 2009.  Amortization expense is estimated to be $667 per year in each of the years ended June 30, 2009 through 2013.

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

We have a current payroll tax liability of $8,477, of which $7,497 is related to stock compensation.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. We assess the recoverability of the intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital, or other appropriated methods of determining fair value. In 2009, the Company believes that there has been no impairment of its long-lived assets.

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

Stock Based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

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

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principls

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161

In September 2008, the FASB issued FSP FAS No. 133-1, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends SFAS No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of SFAS No 161, Disclosures about Derivative Instruments and Hedging Activities.  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.   The adoption of this pronouncement had no impact on the Company’s condensed consolidated financial condition or results of operations.

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company has adopted FSP APB 14-1.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No.161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No.133”. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No.161 on January 1, 2009. The Company has adopted SFAS No.161.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements”, which amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No.160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No.160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  SFAS No.160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has adopted SFAS No.160.

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

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No.159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No.159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has adoption of SFAS No.159.

Fair Value Measurements

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. SFAS No.157 provides guidance for using fair value to measure assets and liabilities. SFAS No.157 addresses the requests from investors for expanded disclosure about the extent to which Companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No.157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal tears.  SFAS No.157 was adopted by the Company in the first quarter of fiscal year 2009, and does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

NOTE 2 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

		June 30,	June 30,
Description	Life	2009	2008
Office Equipment	4 yrs	$20,731	$20,731
Furniture & Fixtures	7 yrs	2,085	2,085
Leasehold Improvements	1 yr	5,775	5,775
Vehicle	3 yrs	2,123	2,123

Total Property, Equipment and Improvements		30,741	30,741
Less Accumulated Depreciation		(20,853)	(14,750)

Total Property, Equipment and Improvements, Net		$9,861	$15,964

Depreciation expenses for the years ended June 30, 2009 and 2008 were $6,103 and $5,040, respectively.

NOTE 3 – OTHER ASSETS

	June 30,	June 30,
OTHER ASSETS	2009	2008
Patent costs, net of amortization of $2,667	$7,333	$8,000
Lease Security Deposit	-	4,760

Total Other Assets	$7,333	$12,760

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

Lease Security Deposits decrease as the amounts were utilized for May and June 2009 rent expense.

NOTE 4 – NOTE PAYABLE – RELATED PARTIES

On July 5, 2006, the Company entered into a note agreement with Vantage Group Ltd. to provide $300,000 of additional financing (“Note 1”).  The terms of Note 1, as modified by subsequent amendments, provide for 7% compounding interest payable at maturity.   Note 1 is unsecured and matures April 15, 2010.  Note 1 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows. The Holder of this Note 1 is entitled, at its option, to convert the principal amount of Note 1 or any portion thereof, together with accrued but unpaid interest, into shares of Common Stock of the Company (“Conversion Shares”) based on the Company attaining certain performance criteria measured during December, 2006.  The Company did not meet the performance criteria and accordingly, no shares were converted.

On April 2, 2007, the Company entered into a note agreement with Vantage Group Ltd. to provide $150,000 of additional financing (“Note 2”).  The terms of Note 2, as modified by subsequent amendments, provide for 7% compounding interest payable at maturity.  Note 2 is unsecured and matures on April 15, 2010.  Note 2 also provides Vantage with conversion rights based on the Company attaining certain performance criteria as follows.  Note 2 may be converted into shares of the Company’s common stock at (i) $0.10 or (ii) fifty percent (50%) of the three lowest closing prices of the Company’s Common Stock on the Pink Sheets (or such other principal market or exchange where the Common Stock is listed or traded at the time of conversion) immediately preceding the date of conversion.

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as Note 2.

	June 30,	June 30,
Note Payable Related Party	2009	2008
Beginning Balance	$510,121	$473,215
Additions		5,000
Accured Interest Exp	39,955	31,906
Ending Balance	$550,076	$510,121

NOTE 5 – LEASES and COMMITMENTS

The Company currently leases its primary office facilities under a one-year, non-cancelable real estate operating lease with a minimum annual rental commitment of $33,000.  The lease expired on June 1, 2009 and the company is currently on a month to month tenancy.

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

NOTE 6 — INCOME TAXES

The benefit from income taxes for the years ended June 30, 2009 and 2008 consist of the following:

	2009		2008
Current
Federal		$(223,845)		$128,000
State		(23,701)		13,666
Benefit from income taxes		(247,546)		141,665
Use of NOL/increase in value allowance		247,546		(141,665)
Benefit from income taxes, net of allowance	$		$

The difference between benefit from income taxes computed by applying the federal statutory Corporate tax rate and actual income tax expense for the periods ended June 30, 2009 and 2008 is as follows:

	2009	2008
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	3.6%	3.6%
Increase in valuation allowance	-37.6%	-37.6%
Effective income tax rate	0.00%	0.00%

The net deferred tax assets at June 30, 2008 and June 30, 2007 are comprised of the following:

	2009	2008
Deferred tax asset — non current	502,787	278,942
Valuation allowance	(502,787)	(278,942)
Net deferred tax asset	$--	$--

The Company currently has a net operating loss (NOL) of $1,341,253 (2009) and $682,885 (2008) which can be utilized until the year 2027. The deductibility of the NOL is subject to the limitations provision of the Federal tax code (i.e. IRC § 382).

NOTE 7 — EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements for the year ended June 30, 2009 and 2008:

Basic earnings per share computation	2009	2008
Numerator
Income(loss) from continuing operations	$(658,368)	376,469
Net eamings(loss)	$(658,368)	376,469
Denominator Basic shares outstanding	177,420,585	176,715,000
Basic net earnings per share	0.003	0.002
Diluted earnings per share computation
Numerator
Income from continuing operations	$(658,368)	$376,469
Plus: Preferred share dividends	-	-
Net earnings(loss)	$(658,368)	376,469
Denominator
Basic shares outstanding	177,420,585	176,715,000
Assumed conversion of Warrants Note 4	1,676,500	1,676,500
Diluted shares outstanding	179,097,085	178,391,210
Diluted net earnings per share	0.003	0.002

NOTE 8 - EQUITY

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share. As of June 30, 2009, the Company has 178,315,000 shares of common stock issued and outstanding

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2009, the Company has no shares of preferred stock issued and outstanding

On January 13, 2009 the Company issued 900,000 shares of common stock for amounts due consultants. The share issuance had a market value of $144,000.

On January 14, 2009 the Company issued 350,000 shares of common stock for amounts due employees.  The share issuance had a market value of $56,000.

On January 22, 2009 the Company issued 350,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $42,000.

NOTE 9 – SUBSEQUENT EVENTS

The Company adopted FASB Statement No. 165, Subsequent Events (“FAS 165”) effective June 15, 2009. FAS 165 defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). FAS 165 requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through September 24, 2009, the date the financial statements were issued.

On July 28, 2009 the Company issued 150,000 shares of common stock for amounts due a consultant.  The shares had a market value of $19,500.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 27, 2009 and August 3, 2009, the Company filed with the SEC a Form 8-K and a Form 8-K/A, respectively reporting the following change of accountants.  On July 21, 2009, the Board of Directors of Life Exchange, Inc. appointed L.L. Bradford (“Bradford”) as its independent auditors for the 2009 fiscal year, replacing Jewett, Schwartz, Wolfe & Associates (“Jewett”).  This action effectively dismisses Jewett as the Company’s independent auditor effective July 21, 2009; however, Jewett’s report on the Company’s financial statements for the years ended June 30, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion except that the audit reports for the fiscal years ended June 30, 2008 and 2007, contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

For the years ended June 30, 2008 and 2007, and through July 21, 2009, there were no disagreements with Jewett on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Jewett’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. For the years ended June 30, 2008 and 2007, and through the date of this Form 8-K, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended June 30, 2008 and 2007, and through July 21, 2009 (the date Bradford was appointed), the Company did not consult Bradford with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

For the period ending June 30, 2009, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13(a)-15e and 15(d) - 15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. They have concluded, as of June 30, 2009 that our disclosures were effective to ensure that:

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

This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of June 30, 2009 our disclosure and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the exchange act.

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

Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.      OTHER INFORMATION

On September 23, 2009, the Securities and Exchange Commission temporarily suspended the trading of the securities of Life Exchange, Inc., together with sixteen other unrelated entities, which trading suspension terminates on October 6, 2009. Life Exchange was unaware of any issues that would result in a trading suspension prior to September 23, 2009. The Commission suspended the trading as a result of alleged issues with the control authority of the predecessor management of the public company. That is, the Commission has made allegations against the management of the public entity prior to Life Exchange completing a reverse merger in December, 2005. Moreover, the Commission has not made any allegations of wrongdoing as to Life Exchange, its management or operations, following the completion of such reverse merger.

Life Exchange has begun an aggressive and thorough investigation into the matter. Life Exchange is unaware at this time of any impact that the trading suspension will have on its financial statements or future operations.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table furnishes the information concerning our directors and officers as of June 30, 2008. The directors are elected every year and serve until their successors are elected and qualify.

Name	Age	Position(s)
David Dorr	31	President, Chief Executive Officer, Chief Financial Officer, Director
Brian Dorr	26	Secretary, Treasurer, Director

David Dorr, (31) is the President, Chief Executive Officer and founder of Life-Exchange.  Mr. Dorr has been an officer and director with Life-Exchange since its inception in January 2005. Over this period, Mr. David Dorr has been responsible for development and implementation of the company’s direction, strategic ventures and relationships. Mr. David Dorr has been asked to speak both in the U.S. and Europe at industry conferences, including the BVZL Conference held in Dortmund, Germany, the Life Insurance Settlement Association Conference in New York, and the Emerging Investment Strategies in the Secondary Life Market, Hedge Fund Conference in New York. For the three years prior to launching Life-Exchange, Mr. Dorr was Director of Business Development for Life Asset Group in Miami, Florida; a premier life settlement brokerage firm.  He joined Life Asset Group when it was a start-up operation and in his position as Director of Business Development, Mr. Dorr transformed the firm from a start-up operation of one employee, to a profitable operation of 22 employees within two years.

Brian Dorr, (26), has been has been an officer and director with Life-Exchange since March 2005.  As Vice President of Longevity Trading his primary responsibility is on the execution of all life settlement policy auctions.  In addition to these duties, Mr. Dorr is responsible for the development of the Life-Exchange software application and all customer service and client side activities. For the three years prior to joining Life-Exchange, Mr. Dorr was employed by Life Asset Group in Miami, Florida; one of the nation’s largest life settlement brokerage firms based in Miami, Florida. At Life Asset Group, he was responsible for the creation and management of the firm's Case Coordination Department.  In addition to his management duties, Mr. Dorr was responsible for sourcing, recommending and implementing software applications to streamline case management. Mr. Dorr was also a member of the firm’s in-house design committee responsible for design and improvements to the firm’s Customer Resource Management system.

David Dorr, Brian Dorr, and Cameron Dorr, an investor in the company, are brothers.

In October 2008, Jean-Marc Golden and the Company concluded their relationship and Mr. Golden's positions as vice president, chief operating officer and as a member of the board of directors of the Company effective immediately. The conclusion of the relationship did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On December 3, 2008, the Company filed with the SEC a current report on Form 8-K reflecting the above action.

Code of Ethics

We adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our directors, David Dorr and  Brian Dorr, have chosen to adopt such a code of ethics because they believe that establishing a code of ethics is in the best interest of our shareholders.

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

ITEM 11.      EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended June 30, 2009, 2008 and 2007 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David Dorr, CEO	2009	36,158	0	0	0	0	0	0	36,158
	2008	73,629	0	0	0	0	0	0	73,629
	2007	84,608							84,608
Brian Dorr, secretary	2009	36,158	0	0	0	0	0	0	36,158
	2008	73,769	0	0	0	0	0	0	73,769
	2007	83,908	0	0	0	0	0	0	83,908
Jean-Marc Golden, vice pres.	2009	25,420	0	0	0	0	0	0	25,420
	2008	115,824	0	0	0	0	0	0	115,824
	2007	80,700	0	0	0	0	0	0	80,700

In October 2008, Jean-Marc Golden and the Company concluded their relationship and Mr. Golden's positions as vice president, chief operating officer and as a member of the board of directors of the Company effective immediately. The conclusion of the relationship did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  On December 3, 2008, the Company filed with the SEC a current report on Form 8-K reflecting the above action.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2009
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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 30, 2009, for each person, other than directors and executive officers, who is known by us to own beneficially five percent (5%) or more of its outstanding Common Stock.

Security Ownership of five percent (5%) Shareholders

Security Ownership of five percent (5%) Shareholders
Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
common	Vantage Group Ltd.(1)	45,000,000	25.236%

(1) Lyle Hauser is the sole shareholder, officer and director of Vantage Group, Ltd.  Address is c/o Life Exchange, Inc., 2001 Biscayne Blvd., Suite 2102, Miami, FL 33137.  Vantage Group, Ltd. provided the bulk of the initial funding necessary to launch the Company.  As of June 30, 2009, the Company owes Vantage Group, Ltd. $455,000 under 2 unsecured convertible notes and accrued interest in the amount of $95,076

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 30, 2009, for the following: (1) each of the Company's directors and executive officers and (2) its directors and executive officers as a group.

Security Ownership of Management
Title of Class	Name of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class(1)
Common	David Dorr	75,680,000	42.442%
Common	Brian Dorr	21,820,000	12.237%
Directors and executive officers as a group(3total)		97,500,000	54.679%

(1) Based on an aggregate of 178,315,000 common shares outstanding as of June 30, 2009.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed $34,500 for the fiscal year ended June 30, 2009 and $34,950 for the fiscal year ended June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended June 30, 2009 and $0 in audit related fees for the fiscal year ended June 30, 2008. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $3,000 for the fiscal year ended June 30, 2009 and $10,000 for the fiscal year ended June 30, 2008.

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
_______________
* Previously filed

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Life Exchange, Inc.

/s/ David Dorr
By:  David Dorr
President, Chief Executive Officer, Chief Financial Officer
Date: September 29, 2009

Pursuant to the requirements of Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ David Dorr
By:  David Dorr, Director
Date: September 29, 2009

/s/ Brian Dorr
By:  Brian Dorr, Director
Date: September 29, 2009