Form 10-Q
period 2009-09-30
Life Exchange Inc
filed 2009-11-16
CIK 1353059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------------------

FORM 10-Q

--------------------------------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such short period that the registrant was required to submit and post such files). Yes [ ] No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

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

                As of November 13,2009, there were 178,465,000 shares of the Registrant's Common Stock, $0.001 par value per share, outstanding.

LIFE EXCHANGE INC

For The Quarterly Period Ending September 30, 2009

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2009	2009
	Unaudited

ASSETS
CURRENT ASSETS
Cash	$ 50,398	$ 34,193
Accounts receivable, net	2,757	70,043
TOTAL CURRENT ASSETS	53,155	104,236

PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET	8,497	9,861
OTHER ASSETS, NET	7,167	7,333

TOTAL ASSETS	$ 68,819	$ 121,430

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Trade accounts payable	$ 135,920	$ 155,433
Accrued expenses, payroll and related taxes	20,102	8,477
Notes payable - related party	559,839	550,076
TOTAL CURRENT LIABILITIES	715,861	713,986

TOTAL LIABILITES	715,861	713,986

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock $0.001 par value
Authorized 20,000,000 shares. No shares issued and outstanding
Common Stock $ 0.001 par value
Authorized 250,000,000 shares
178,465,000 and 178,315,000 shares issued and outstanding
as of September 30, 2009 and June 30, 2009 respectively	178,465	178,315
Additional paid in capital	589,732	570,382
Accumulated deficit	(1,415,239)	(1,341,253)
TOTAL SHAREHOLDERS' DEFICIT	(647,042)	(592,556)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 68,819	$ 121,430
The accompanying notes are an integral part of these financial statements.

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
	For the three months ended
	September 30
	2009	2008
NET REVENUES	$ 175,993	$ 103,833
COST AND EXPENSES
Cost of net revenues
Internet	5,027	9,288
Other costs of net revenues	2,092	2,919
	7,119	12,207

GROSS PROFIT	168,874	91,626
Costs of sales and marketing
Travel and entertainment	3,735	13,729
Telephone and communication	1,842	2,160
Dues, subscriptions and memberships	284	12,910
Other costs of sales and marketing	121,453	34,886
	127,314	63,685
Cost of administration
Legal and professional fees	35,843	59,725
Payroll expenses	51,042	127,982
Office expenses	10,843	16,043
insurance	547	1,145
Other cost of administration	7,007	15,021
	105,282	219,916
TOTAL COSTS AND EXPENSES	232,596	283,601
OPERATING LOSS	(63,722)	(191,975)
OTHER INCOME(EXPENSE)
Refunds received and other fees	-	1,000
Interest income	-	168
interest expense	(10,264)	(8,791)
TOTAL OTHER INCOME(EXPENSE)	(10,264)	(7,623)

LOSS BEFORE PROVISION FOR INCOME TAXES	(73,986)	(199,598)
Provision for income taxes	-	-
NET LOSS	$ (73,986)	$ (199,598)

Weighted Average Shares Outstanding – Basic and Diluted	178,420,495	176,715,000
Basic and Fully Diluted Net Loss Per Share	$ (0.00)	$ (0.00)
The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	For the three months ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
NET INCOME(LOSS)	$ (73,986)	$ (199,598)
Adjustments to reconcile to net loss to net
cash used in operating activities
Depreciation	1,364	1,541
Stock compensation	19,500	-
Accrued interest expense	9,763	-
Amortization of intangible assets	166	167
Allowance for bad debts	-	1,807
Net Cash used by operations before changes in working capital	(43,193)	(196,083)
Changes in operating assets and liabilities
Trade accounts receivable	67,286	77,422
Prepaid expenses	-	(25,000)
Trade accounts payable	(19,513)	22,093
Accrued expenses, payroll and related taxes	11,625	28,350
Net cash provided by (used) in operating activities	16,205	(93,218)
Cash Flow From Investing Activities
Purchases of property equipment and improvements	-	-
Net cash used in investing activities	-	-
Cash Flow From Financing Activities
Note proceeds- related party	-	-
Net cash used in financing activities	-	-

NET INCREASE (DECREASE) IN CASH	16,205	(93,218)
CASH AT BEGINNING OF THE PERIOD	34,193	263,263
CASH AT THE END OF THE PERIOD	$ 50,398	$ 170,045

SUPPLEMENTARY INFORMATION
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES

Forgiven accrued salaries	$	$ 144,218
The accompanying notes are an integral part of these financial statements

LIFE EXCHANGE, INC. and SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LFX Trading, LLC - was formed to hold all the technology related to our life settlement auction platform as well as the intellectual property we will be developing related to our electronic trading platform.  This new entity will ultimately be responsible for receiving all transaction fees as they relate to auctions or trades through our systems.

Going Concern

It is uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.   As shown in the accompanying financial statements, the Company realized a net loss from operations of $73,986 for the three months ended September 30, 2009 and a shareholders’ deficit of $647,042 which is an increase from $592,556 as of June 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Interim Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the three months ended September 30, 2009.

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

Intangible Assets

Intangible assets consist of patent costs covering the exchange platform concept and associated technology.  The patent has a carrying value of $10,000 and is being amortized on the straight-line basis over 15 years.  Accumulated amortization as of September 30, 2009  and June 30, 2009 was $2,833 and $2,667, respectively.  Amortization expense for the three month ended September 30, 2009 and 2008 were $166  and $167 respectively.  Amortization expense is estimated to be $668 per year in each of the years ended June 30 2010 through 2013.

Stock Based Compensation

The company accounts for all compensation related to stock, options or warrants using a fair value method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

On July 1, 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Com mission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

NOTE 2 – PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET

		September 30,	June 30,
Description	Life	2009	2008
Office Equipment	4 yrs	$20,731	$20,731
Furniture and Fixtures	7 yrs	2,085	2,085
Leasehold Improvements	1 yr	5,775	5,775
Vehicle	3 yrs	2,123	2,123

Total Property, Equipment and Improvements		30,741	30,741
Less Accumulated Depreciation		(22,244)	(20,880)

Total Property, Equipment and Improvements, Net		$8,497	$9,861

Depreciation expenses for the three months ended September 30, 2009 and 2008 was $1,364 and $1,541 respectively.

NOTE 3 – OTHER ASSETS

	September 30, 2009	June 30, 2009
OTHER ASSETS
Patent costs	$10,000	$10,000
Less accumulated amortization	(2,833)	(2,667)
Total Other Assets	$7,167	$7,333

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

NOTE 4 – NOTE PAYABLES – RELATED PARTY

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

On August 2, 2007, the Company was advanced an additional $5,000 under the same terms as Note 2.

	September 30, 2009	June 30, 2009
Note Payable Related Party
Beginning Balance	$550,076	$510,121
Additions
Accured Interest Exp	9,763	39,955
Ending Balance	$559,839	$550,076

NOTE 5 – LEASES and COMMITMENTS

The Company currently leases its primary office facilities under a one-year, non-cancelable real estate operating lease with a minimum annual rental commitment of $33,000.  The lease expired on June 1, 2009 and the company is currently on a month to month tenancy.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share are not calculated as the calculation would have an anti-dilutive effect to the reported net loss/

NOTE 7 - EQUITY

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share. As of September 30, 2009, the Company has 178,465,000 shares of common stock issued and outstanding

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2009, the Company has no shares of preferred stock issued and outstanding

On July 28, 2009 the Company issued 150,000 shares of common stock for amounts owed a consultant.  The shares issued had a market value of $19,500.

NOTE 8 – EMPLOYEE STOCK OPTION PLAN

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

NOTE 9 – SUBSEQUENT EVENTS

The Company adopted FASB ASC 855, Subsequent Events (“ASC855”) effective June 15, 2009. ASC 855 defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). ASC 855 requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through September 24, 2009, the date the financial statements were issued.

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

                Life settlements have become a more popular investment for many institutional lenders, including life insurance companies.  Throughout the quarter, ending September 30, 2009 there has been a stabilization of the life settlement markets.  The uncertainty that surrounded the government takeover of AIG on September 17, 2008 sent ripple effects throughout the life settlement industry because carrier solvency was and still is of tremendous concern to institutional buyers.  Additionally on the same date, our industry saw a significant revision in the underwriting tables used by a major life expectancy provider that had an adverse impact on the pricing of life settlements.  These two events together practically froze the entire life settlement market.  Since the beginning of 2009, the market has adjusted to the new underwriting guidelines and carrier solvency risk has been priced into transactions.  We anticipate the rest of 2009 will be much more stable and the life settlement market will return back to its previous volume and continuing to grow.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues for the three months ended September 30, 2009 was $175,993 compared to the three months ended September 30, 2008 of $103,833 an increase of $72,160  (69.4%)   The increase is due to increase activity in the market since the downturn in the market after the  uncertainty of AIG during 2008.  The Company currently operates three service lines, its original exchange transaction platform service line, specialty auctions and a new service line of brokerage services, which commenced operations during the first quarter of fiscal 2009.

Costs of Revenue for the three months ended September 30, 2009 and 2008 was $7,119 and $12,207, respectively  The decrease of $5,088 (41.6%) was attributed to decreased expenditures relating to the Internet Hosting Costs.

Sales and Marketing Costs for the  three months ended September 30, 2009 and 2008 was $127,314 and $63,685, respectively for an increase in expenditures of $63,629 (99.9%)  The increase is primarily related to increased sales and marketing costs consist of travel, communications, subscriptions and memberships, of which $85,567 was increased commissions and other marketing costs associated with increased revenues compared to the same period last year.

Administration Costs for the three months ended September 30, 2009 and 2008 was $105,282 and $219,916 respectively.  The decrease of $114,634 (52.1%) was primarily attributed to a decrease in payroll expense of  $76,940 and  a decrease in legal and professional fees of $23,882.  Administration costs also consist of office expenses and other general and administrative costs.

Other Income (Expense) for the three months ended September 30,  2009 and 2008 was an expense of $10,264 and $7,623 respectively, an increase of $2,641 (34.6%).  The increased expense is primarily interest expense due to a higher carrying value of Note Payables compared to the same period last year.

Net Income (Loss)  for the three months ended September 30, 2009 and 2008 was a loss of $73,986 and $199,598  respectively. The decrease of $125,612 (62.9%) was attributed to increase revenues over the same period last year and a decrease in expense.

Liquidity and Capital Resources and Plan of Operations

Overview The Company’s net working capital at September 30, 2009 was a deficit of $662,706 compared $609,750 at June 30, 2009.  The Company reported $50,3983 in cash at September 30, 2009.   A major contributing factor for the working capital deficit being significantly higher than prior year  is a reduction in Accounts Receivable compared to the prior year end.

It is still uncertain whether the Company can consistently generate sufficient revenues to fund its operational costs.  As shown in the accompanying financial statements, the Company realized net loss from operations of $73,986 for the three months ended September 30, 2009 and a shareholders’ deficit of $647,042 compared to a shareholders’ deficit of $592,565 as of June 30, 2009.  These factors continue to raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern

Throughout the quarter ending September 30, 2009 there has seen a stabilization of the life settlement markets.  The uncertainty that surrounded the government takeover of AIG on September 17, 2008 sent ripple effects throughout the life settlement industry because carrier solvency was and still is of tremendous concern to institutional buyers.  Additionally on the same date, our industry saw a significant revision in the underwriting tables used by a major life expectancy provider that had an adverse impact on the pricing of life settlements.  These two events together practically froze the entire life settlement market.  Since the beginning of calendar year 2009, the market has adjusted to the new underwriting guidelines and carrier solvency risk has been priced into transactions.  We anticipate the rest of the calendar year 2009 will be much more stable and the life settlement market will return back to its previous volume and continuing to grow.

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

Cash Flows

Cash Flows From Operating Activities  Net cash used by operating activities was $16,205 for the three months ended September 30, 2009.  Net cash used from net loss, adjusted for non-cash reconciling items, was $43,193, which was partially offset by net cash used for working capital requirements of $59,398.

 Cash Flows From Investing Activities Net cash used by investing activities was $0 for three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008.

Cash Flows From Financing Activities  Net cash provided by financing activities was $0 for the three months ended September 30, 2009 compared to $0 for the three months ended September 30, 2008.

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

Off Balance Sheet Transactions

            As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

               We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended September 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

            none

Item 3.  Defaults Upon Senior Securities

            none

Item 4.T Submission of Matters to a Vote of Security Holders

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

Life Exchange has begun an aggressive and thorough investigation into the matter. Life Exchange is unaware at this time of any impact that the trading suspension will have on its financial statements or future operations

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